Form 10QSB
period 1999-06-30
REALM PRODUCTIONS & ENTERTAINMENT INC
filed 1999-11-16
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:             June 30, 1999
Commission file number:                     000-26047



                               TVTRAVEL.COM, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


         Florida                                        65-0609891
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)


                              428 West Sixth Avenue
                       Vancouver, British Columbia V5Y 1L2
                    (Address of Principal Executive Offices)

                                  604-801-5566
              (Issuer's Telephone Number, Including Area Code)


                    Realm Production and Entertainment, Inc.
                            4950 West Prospect Road
                         Fort Lauderdale, Florida 33309

                    (Former Name, Former Address and Former
                         Fiscal Year, if Changed Since
                                  Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [CHECK MARK] No
                           ----    ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 1999: 8,286,026 shares of common stock, $.005 par value per share.

                       TVTRAVEL.COM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION                                            ----

Item 1 - Financial Statements

     Consolidated Balance Sheets (Unaudited)
     as of June 30, 1999 and December 31, 1998 .............................3

     Consolidated Statements of Operations (Unaudited) For the Six
     Months and Three Months Ended June 30, 1999 and 1998...................4

     Consolidated Statements of Cash Flows (Unaudited)
     For the Six Months Ended June 30, 1999 and 1998........................5

     Notes to Consolidated Financial Statements...........................6-8

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................11
Item 2 - Changes in Securities and Use of Proceeds.........................11
Item 3 - Defaults Upon Senior Securities...................................11
Item 4 - Submission of Matters to a Vote of Security Holders...............11
Item 5 - Other Information.................................................11
Item 6 - Exhibits and Reports on Form 8-K..................................11

Signatures.................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                       TVTRAVEL.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  ASSETS                               June 30,           December 31,
                                                                         1999                 1998
                                                                     ------------        ---------------
CURRENT ASSETS:
    Cash                                                            $      2,496           $    68,261
    Accounts Receivable (Net of Allowance for Doubtful
      Accounts of $36,000 for June 30, 1999 and $41,000
      for December 31, 1998)                                             127,905               155,182
    Prepaid Expenses and Other                                            15,760                11,165
                                                                    ------------           -----------

        Total Current Assets                                             146,161               234,608
                                                                    ------------           -----------

Property and Equipment, at Cost (Net of Accumulated
    Depreciation of $202,752 for June 30, 1999 and $73,752
    for December 31, 1998)                                             1,101,759             1,216,629

OTHER ASSETS:
    Security Deposits                                                     26,680                26,680
    Goodwill                                                              21,971                    --
    Capitalized Production Costs                                       1,081,439             1,161,605
                                                                    ------------           -----------

                                                                       1,130,090             1,188,285
                                                                    ------------           -----------

        Total Assets                                                $  2,378,010           $ 2,639,522
                                                                    ============           ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current Portion of Loans Payable                                $  1,065,496           $   877,496
    Notes Payable -  Related Parties                                     135,556               145,431
    Current Portion of Capital Lease Obligations                         107,829               120,931
    Film Costs Payable                                                   100,000               100,000
    Accounts Payable and Accrued Expenses                                402,407               456,034
    Accrued Salaries                                                      13,424                50,000
                                                                    ------------           -----------

        Total Current Liabilities                                      1,824,712             1,749,892

CAPITAL LEASE OBLIGATIONS                                                 30,968                62,556
LOANS PAYABLE                                                             10,188                14,801
                                                                    ------------           -----------

        Total Liabilities                                              1,865,868             1,827,249
                                                                    ------------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock ($.01 Par Value; 2,000,000
        Shares Authorized)
        Convertible Preferred Stock - Series A
          ($.01 Par Value; 375,000 Shares Authorized;
          No Shares Issued and Outstanding)                                    0                     0
        Convertible Preferred Stock - Series B
          ($.01 Par Value; 375,000 Shares Authorized;
          No Shares Issued and Outstanding)                                    0                     0
      Common Stock ($.005 Par Value; 10,000,000
          Shares Authorized; 3,050,000 Shares Issued
          and Outstanding)                                                15,246                14,681
      Additional Paid-in Capital                                       2,351,835             2,190,403
      Accumulated Deficit                                             (1,854,939)           (1,392,811)
                                                                    ------------           -----------
      Total Stockholders' Equity                                         512,142               812,273
                                                                    ------------           -----------
      Total Liabilities and Stockholders' Equity                       2,378,010           $ 2,639,522
                                                                    ============           ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                       TVTRAVEL.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the Three Months                      For the Six Months
                                                              Ended June 30,                           Ended June 30,
                                                     ----------------------------------     -------------------------------------
                                                         1999                1998                 1999                1998
                                                     --------------    ----------------     ----------------    -----------------
REVENUES                                             $      303,494    $            0        $     685,518       $            0
COST OF SALES                                               22, 374                 0               46,497                    0
                                                     --------------    --------------        -------------       --------------
GROSS PROFIT                                                281,120                 0              639,021                    0
                                                     --------------    --------------        -------------       --------------
OPERATING EXPENSES
      Amortization of Production Costs                      100,000            48,384              100,000               48,384
      Depreciation and Amortization                          64,500               750              129,000                1,500
      Salaries and Fringe Benefits                          191,067            49,863              376,247               93,280
      Legal and Accounting                                   19,307             3,347               38,867                8,574
      Consulting Fees                                        30,923             5,000               85,441               18,750
      Phones and Utilities                                   11,141             2,995               22,768                5,402
      Rent                                                   48,670             3,479               89,245                5,329
      Other Selling, General and Administrative              75,032             9,066              190,114               17,600
        Total Operating Expenses                            540,640           122,884            1,031,682              198,819
                                                     --------------    --------------        -------------       --------------
LOSS FROM OPERATIONS                                       (259,520)         (122,884)            (392,661)            (198,819)
                                                     --------------    --------------        -------------       --------------
OTHER INCOME (EXPENSES):
      Interest Income                                             4                 2                   64                    3
      Interest Expense                                      (33,566)                0              (69,531)                   0
                                                            (33,562)                2              (69,467)                   3
                                                     --------------    --------------        -------------       --------------
NET LOSS                                             $     (293,082)   $     (122,882)       $    (462,128)      $     (198,816)
                                                     ==============    ==============        =============       ==============
BASIC AND DILUTED:
      Net Loss Per Common Share                      $        (0.10)   $        (0.05)       $       (0.16)      $        (0.09)
                                                     ==============    ==============        =============       ==============
      Weighted Common Shares Outstanding                  2,994,841         2,436,935            2,966,298            2,290,697
                                                     ==============    ==============        =============       ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                       TVTRAVEL.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Six Months Ended June 30,
                                                                                 -----------------------------------------
                                                                                       1999                    1998
                                                                                 -------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                                   $     (462,128)          $    (198,816)
      Adjustments to Reconcile Net Loss to Net Cash Flows
         Used in Operating Activities:
              Depreciation                                                              129,000                   1,500
              Amortization of Film Costs                                                100,000                  48,384
              Stock Issued for Services                                                  90,026                 612,000
              (Increase) Decrease in:
               Accounts Receivable                                                       27,277                       0
               Prepaid Expenses and Other                                                (4,595)                  3,009
              Increase (Decrease) in:
               Accounts Payable and Accrued Expenses                                    (53,627)                 20,375
               Accrued Salaries and Fringe Benefits                                      13,424                  53,000
               Due to Officer                                                                 0                  (1,167)
                                                                                 --------------          --------------
Net Cash Flows (Used In) Provided by Operating Activities                              (160,623)                538,285
                                                                                 --------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Property and Equipment                                             (14,130)                      0
      Increase in Capitalized Production Costs                                          (19,834)               (644,014)
                                                                                 --------------          --------------
Net Cash Flows Used in Investing Activities                                             (33,964)               (644,014)
                                                                                 --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Issuance of Common Stock                                                  0                 214,000
      Principal Repayments of Notes Payable - Related Parties                            (9,875)                (10,828)
      Principal Repayments of Capital Lease Obligations                                 (44,690)                      0
      Proceeds from Issuance of Notes Payable                                           183,387                       0
      Principal Repayments of Notes Payable                                                   0                (102,500)
                                                                                 --------------          --------------
Net Cash Flows Provided by Financing Activities                                         128,822                 100,672
                                                                                 --------------          --------------
Net Decrease in Cash                                                                    (65,765)                 (5,057)
Cash - Beginning of Period                                                               68,261                   5,786
                                                                                 --------------          --------------
Cash - End of Year                                                               $        2,496          $          729
                                                                                 ==============          ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash Paid During Year for:
      Interest                                                                   $            0          $            0
                                                                                 --------------          --------------
      Income Taxes                                                               $            0          $            0
                                                                                 --------------          --------------
Conversion of preferred stock to common                                          $            0          $      200,000
                                                                                 --------------          --------------
Issuance of common stock in exchange for reduction in accrued salary             $       50,000          $            0
                                                                                 --------------          --------------
Common stock issued in connection with acquisition                               $       21,971          $            0
                                                                                 --------------          --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                       TVTRAVEL.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming tvtravel.com, Inc. (formerly Realm Production and Entertainment, Inc.) and Subsidiaries (collectively the "Company") will continue as a going concern. The Company's need to generate cash from operations and obtain additional financing raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations as well as exploring other alternatives.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's annual consolidated financial statements and footnotes. The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and notes thereto contained in the Report on Form 10-SB, as amended, of TVTravel.com, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results for the full fiscal year ending December 31, 1999.

NOTE 2- LOSS PER SHARE

Basic earnings per share is computed by dividing net loss, after adding back preferred stock dividends accumulated during the period, by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

NOTE 3- SHAREHOLDERS' EQUITY

Common Stock

During the six months period ended June 30, 1999, the Company converted accrued salaries amounting to $85,500 into 69,517 shares of common stock at per share prices ranging from $.95 to $2.125 per share.

During March 1999, the Company issued 5,000 shares of common stock in exchange for professional services rendered. These shares were valued at $3.375 per share, the fair value, and charged to operations.

                       TVTRAVEL.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)


NOTE 3- SHAREHOLDERS' EQUITY (Continued)

Common Stock (Continued)

During April 1999, the Company issued 1,000 shares of common stock in exchange for professional services rendered. These shares were valued at $3.00 per share, the fair value, and charged to operations.

During May 1999, the Company issued 32,357 shares of common stock in exchange for professional services rendered. These shares were valued at approximately $.96 to $1.125 per share, the fair values, and charged to operations.

During March 1999, the Company agreed to exchange 5,859 shares of its common stock for 7.5% of BRT Video, Inc. See Note 6.

NOTE 4 -COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the six months ending June 30, 1999, the Company had no comprehensive income.

NOTE 5 - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement changes the way public companies report information about segments of their business in their annual financial statements. This statement is effective for the Company's fiscal year ending December 31, 1999. However, information is not to be presented for interim financial statements in the first year of implementation. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosure.

NOTE 6 - ACQUISITION

The Company entered into a stock purchase agreement with BRT Video Inc. On October 1, 1998, the Company exchanged 50,000 shares of its common stock for 3,760 shares (72.5%) of BRT Video, Inc. During March 1999, the Company exchanged 5,859 shares of its common stock for an additional 7.5% of BRT Video, Inc. The Company is accounting for this additional acquisition of 7.5% using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by approximately $21,942. The excess has been applied to goodwill and is being amortized on a straight-line basis over five years.

                       TVTRAVEL.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)



NOTE 6 - ACQUISITION (Continued)

The following unaudited pro forma consolidated results of operations of the Company assumes the acquisition had occurred January 1, 1998.

                                  Three Months                Six Months
                                 Ended June 30,             Ended June 30,
                                      1998                       1998
                                 -----------------       --------------------

Net Sales                         $   397,650                 $  541,700
Net Loss                          $   (29,000)                $ (312,000)
Net Loss per Common Share         $      (.01)                $     (.14)


Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 7 -SUBSEQUENT EVENT

During September 1999, the Company's Board of Directors approved the distribution to its shareholders as of September 29, 1999 of 100% of the stock of its subsidiary, VidKid Distribution, Inc. The transaction is expected to be completed during the fourth quarter of 1999 and is pending relevant agreements and approvals.

During September 1999, the Company's Board of Directors declared a one-for-ten reverse stock split whereby each share of common stock issued and outstanding on September 27, 1999 was reclassified and changed to one-tenth of one share of common stock, rounded down to the nearest whole share.

On October 22, 1999, pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization, (the "Merger Agreement"), dated as of September 17, 1999, by and among Realm Production and Entertainment, Inc., Realm Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub") and emailthatpays.com ("email"), Merger Sub was merged (the "Merger") with and into email. Pursuant to the Merger, the shareholders of email received one share of the Company's common stock in exchange for each share of email's common stock, or an aggregate of 6,572,000 shares (post reverse-split) of the Company's common stock.

In connection with the Merger, the Company issued 393,016 shares (post reverse-split) of its common stock in full satisfaction of certain indebtedness amounting to $432,318 and issued 300,000 shares (post reverse-split) of common stock to a third party in exchange for the assignment to the Company of a $500,000 obligation owed to this third party. Also in connection with the Merger, the Company issued an aggregate of 525,000 shares (post reverse-split) of its common stock as an investment banking fee.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward- looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon certain key personnel, its ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers.

Results of Operations

Six and three months ended June 30, 1999 compared to six and three months ended June 30, 1998, respectively.

Net sales for the six and three months ended June 30, 1999 were $685,518 and $303,494, respectively, as compared to sales for the six and three months ended June 30, 1998 of $0. This increase is attributable to the fact that on October 1, 1998, the Company purchased 72.5% of BRT Video, Inc. (See Note 6).

Cost of sales is attributable to BRT Video, Inc. and was $46,497 or 7% of sales for the six months ended June 30, 1999.

Amortization of production costs for the six and three months ended June 30, 1999 was $100,000 as compared to $48,384 for the six and three months ended June 30, 1998. This increase is due to management's continuing assessment and write-off of intellectual properties in various stages of development.

Salaries and fringe benefits were $376,247 and $191,067 for the six and three months ended June 30, 1999 as compared to $93,280 and $49,863 for the six and three months ended June 30, 1998, respectively. The increase was directly attributable to the acquisition of BRT Video, Inc.

Legal and accounting fees were $36,054 and $16,494 for the six and three months ended June 30, 1999 as compared to $8,574 and $3,347 for the six and three months ended June 30, 1998, respectively. The increase is attributable to an increase in accounting and auditing fees, primarily attributable to the acquisition of BRT Video, Inc.

Consulting fees were $85,441 and $30,923 for the six and three months ended June 30, 1999 as compared to $18,750 and $5,000 for the six and three months ended June 30, 1998. The increase is primarily attributable to the acquisition of BRT Video, Inc. and investment banking fees.

Rent expense was $89,245 and $48,670 for the six and three months ended June 30, 1999 as compared to $5,329 and $3,479 for the six and three months ended June 30, 1998, respectively. The increase was directly attributable to the acquisition of BRT Video, Inc. and the fact that the Company and BRT relocated into their new production facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and administrative expenses, which includes contract labor, travel and entertainment, insurance and other expenses, were $190,113 and $75,032 for the six and three months ended June 30, 1999 as compared to $17,600 and $9,066 for the six and three months ended June 30, 1998, respectively. The increase is primarily attributable to the acquisition of BRT Video, Inc.

As a result of the foregoing factors, the Company incurred losses of approximately $462,128 or ($.16) per share for the six months ended June 30, 1999 as compared to a loss of approximately $198,816 or ($.09) per share for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had stockholders' equity of approximately $512,000. Since its inception, it has incurred losses of approximately $1,852,000. The Company's operations and growth have been funded by loans from third parties, the sale of common stock with gross proceeds of approximately $1,000,000 and the issuance of preferred stock which resulted in net proceeds to the Company of approximately $375,000. These funds have been used for working capital, capital expenditures, and the acquisition of the "Howdy Doody" library consisting of 130 episodes.

The Company has no other material commitments for capital expenditures. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next twelve months and that subsequent cost reductions and increased marketing efforts will provide sufficient cash flows to meet their operating needs and grow its regional market share. The Company believes, however, that additional funding will be necessary to expand the production business.

RISK OF YEAR 2000 ISSUES

The Company believes it does not utilize software within its business processes that may be impacted by the year 2000 issue. The year 2000 issue exists because many computer systems and applications currently use two digit date fields to designate a year. Data sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the year 2000 could cause systems to process critical financial and operational information incorrectly.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is not involved in any material litigation.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.


    (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

         27 Financial Data Schedule


    (b)  Reports on Form 8-K.

         There were no current reports on Form 8-K filed by the Company during the six months ended June 30, 1999.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TVTRAVEL.COM, INC.


Dated:   November 12, 1999                     By: /s/ Daniel Hunter
                                                   ----------------------------
                                                   Daniel Hunter
                                                   Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION                            LOCATION
------             -----------                            --------

27                  Financial Data Schedule                   *1










------------
*1    Filed electronically pursuant to Item 401 of Regulation S-T.