Form 10QSB
period 1999-09-30
EMAILTHATPAYS COM INC
filed 2000-01-25
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             September 30, 1999
Commission file number:                     000-26047


                             EMAILTHATPAYS.COM, INC.
        -----------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                      65-0609891
 -------------------------------                       ----------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


                              428 West Sixth Avenue
                       Vancouver, British Columbia V5Y1L2
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 801-5566
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                               tvtravel.com, Inc.
                    Realm Production and Entertainment, Inc.
         ---------------------------------------------------------------

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

                                x  Yes     No
                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 11, 2000: 8,428,092 shares of common stock, $.005 par value per share.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         as of September 30, 1999 (Unaudited) and December 31, 1998..........................................3
Consolidated Statements of Operations (Unaudited)
         For the Nine Months and Three Months Ended September 30, 1999 and 1998 .............................4
Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 1999 and 1998...............................................5

Notes to Consolidated Financial Statements ...............................................................6-10

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................................................11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ................................................................................13
Item 2 - Changes in Securities and Use of Proceeds..........................................................13
Item 3 - Defaults Upon Senior Securities....................................................................13
Item 4 - Submission of Matters to a Vote of Security Holders ...............................................13
Item 5 - Other Transactions.................................................................................13
Item 6 - Exhibits and Reports on Form 8-K ..................................................................13

Signatures .................................................................................................13


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                            ASSETS                                           September 30,  December 31,
                                                                                                  1999         1998
                                                                                             -----------   ------------
                                                                                             (Unaudited)
CURRENT ASSETS:
    Cash                                                                                     $       587   $     68,261
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $58,500 for                    62,933        155,182
    Septmeber 30, 1999 and $41,000 for December 31, 1998)
    Prepaid Expenses and Other                                                                     6,078         11,165
    Note Receivable                                                                              500,000             --
                                                                                             -----------   ------------

        Total Current Assets                                                                     569,598        234,608
                                                                                             -----------   ------------

Property and Equipment, at Cost (Net of Accumulated Depreciation of $267,251 for June 30,      1,083,399      1,216,629
1999 and $73,752 for December 31, 1998)

OTHER ASSETS:
    Security Deposits                                                                             26,680         26,680
    Goodwill                                                                                      21,871             --
    Capitalized Production Costs                                                               1,106,250      1,161,605
                                                                                             -----------   ------------

                                                                                               1,154,801      1,188,285
                                                                                             -----------   ------------

        Total Assets                                                                         $ 2,762,798   $  2,639,522
                                                                                             ===========   ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current Portion of Loans Payable                                                         $        --   $    877,496
    Notes Payable -  Related Parties                                                             138,792        145,431
    Notes Payable                                                                                 26,150             --
    Current Portion of Capital Lease Obligations                                                 119,028        120,931
    Film Costs Payable                                                                           100,000        100,000
    Accounts Payable and Accrued Expenses                                                        427,354        456,034
    Accrued Salaries                                                                              40,574         50,000
                                                                                             -----------   ------------

        Total Current Liabilities                                                                851,898      1,749,892

CAPITAL LEASE OBLIGATIONS                                                                             --         62,556
LOANS PAYABLE                                                                                     17,280         14,801
                                                                                             -----------   ------------

        Total Liabilities                                                                        869,178      1,827,249
                                                                                             -----------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock ($.01 Par Value; 2,000,000 Shares Authorized)
        Convertible Preferred Stock - Series A ($.01 Par Value; 375,000 Shares
          Authorized; No Shares Issued and Outstanding)                                                0              0
        Convertible Preferred Stock - Series B ($.01 Par Value; 375,000 Shares
          Authorized; No Shares Issued and Outstanding)                                                0              0
      Common Stock ($.005 Par Value; 10,000,000 Shares Authorized;
        988,016 Shares Issued and Outstanding on September 30, 1999 and
        2,936,267 Shares Issued and Outstanding on December 31, 1998)                              4,990         14,681
      Additional Paid-in Capital                                                               3,291,596      2,190,403
      Accumulated Deficit                                                                     (1,402,966)    (1,392,811)
                                                                                             -----------   ------------
      Total Stockholders' Equity                                                               1,893,620        812,273
                                                                                             -----------   ------------
      Total Liabilities and Stockholders' Equity                                             $ 2,762,798   $  2,639,522
                                                                                             ===========   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              For the Three Months                      For the Nine Months
                                                              Ended September 30,                       Ended September 30,
                                                      -----------------------------------       ----------------------------------
                                                            1999                1998                 1999                1998
                                                      ----------------     --------------       --------------      --------------
REVENUES                                              $        194,373     $       76,826       $      879,891       $      76,826
COST OF SALES                                                   21,276             40,702               67,773              40,702
                                                      ----------------     --------------       --------------      --------------
GROSS PROFIT                                                   173,097             36,124              812,118              36,124
                                                      ----------------     --------------       --------------      --------------
OPERATING EXPENSES
    Amortization of Production Costs                                 -                  -              100,000              48,384
    Depreciation and Amortization                               64,500                750              193,500               2,250
    Salaries and Fringe Benefits                               147,356             20,245              523,603             113,525
    Legal and Accounting                                        29,422              6,498               68,289              15,072
    Consulting Fees                                             27,484             30,000              112,925              48,750
    Phones and Utilities                                        11,385              4,218               34,153               9,620
    Rent                                                        36,315              6,997              125,560              12,326
    Other Selling, General and Administrative                   69,542             14,057              259,656              31,657
                                                      ----------------     --------------       --------------      --------------
      Total Operating Expenses                                 386,004             82,765            1,417,686             281,584
                                                      ----------------     --------------       --------------      --------------
LOSS FROM OPERATIONS                                          (212,907)           (46,641)            (605,568)           (245,460)
                                                      ----------------     --------------       --------------      --------------
OTHER INCOME (EXPENSES):
    Interest Income                                                  -                103                   64                 106
    Interest Expense                                           (21,960)                 -              (91,491)                  -
                                                      ----------------     --------------       --------------      --------------
                                                               (21,960)               103              (91,427)                106
                                                      ----------------     --------------       --------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                        (234,867)           (46,538)            (696,995)           (245,354)
BENEFIT FROM INCOME TAXES                                      261,000                  -              261,000                   -
                                                      ----------------     --------------       --------------      --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         26,133            (46,538)            (435,995)           (245,354)
EXTRAORDINARY ITEM:
    Settlement of Debt (Net of Income
      Taxes of $261,000)                                       425,840                  -              425,840                   -
                                                      ----------------     --------------       --------------      --------------
NET INCOME (LOSS)                                     $        451,973     $      (46,538)      $      (10,155)     $     (245,354)
                                                      ================     ==============       ==============      ==============
BASIC AND DILUTED:
    Net Income (Loss) Per Common Share:
      Income (Loss) Before Extraordinary Item         $           0.04     $        (0.16)      $        (1.06)     $        (0.98)
      Extraordinary Gain from Settlement of Debt                  0.67                  -                 1.04                   -
                                                      ----------------     --------------       --------------      --------------
                                                      $           0.71     $       (0.16)       $        (0.02)      $       (0.98)
                                                      ================     ==============       ==============      ==============
    Weighted Common Shares Outstanding                         636,442            284,866              411,146             250,123
                                                      ================     ==============       ==============      ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Nine Months Ended September 30,
                                                                                 ----------------------------------------------
                                                                                        1999                        1998
                                                                                 -------------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                     $           (10,155)         $        (245,354)
    Adjustments to Reconcile Net Loss to Net Cash Flows
      Used in Operating Activities:
              Depreciation                                                                   193,500                      2,250
              Amortization of Film Costs                                                     100,000                     89,086
              Stock Issued for Services                                                       87,212                    612,000
              Settlement of Debt                                                            (686,840)                         0
              (Increase) Decrease in:
                Accounts Receivable                                                           92,249                    (73,817)
                Prepaid Expenses and Other                                                     5,087                          0
              Increase (Decrease) in:
                Accounts Payable and Accrued Expenses                                        125,486                     24,916
                Accrued Salaries and Fringe Benefits                                          (9,426)                    (7,000)
                Due to Officer                                                                     0                     (1,167)
                                                                                 -------------------          -----------------
Net Cash Flows (Used In) Provided by Operating Activities                                   (102,887)                   400,914
                                                                                 -------------------          -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Property and Equipment                                                  (15,269)                    (6,000)
      Increase in Capitalized Production Costs                                               (44,645)                  (835,819)
                                                                                 -------------------          -----------------
Net Cash Flows Used in Investing Activities                                                  (59,914)                  (841,819)
                                                                                 -------------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Issuance of Common Stock                                                       0                    469,000
      Principal Repayments of Notes Payable - Related Parties                                 (6,639)                  (102,500)
      Principal from Issuance of Notes Payable - Related Parties                                   0                    136,185
      Principal Repayments of Capital Lease Obligations                                      (64,459)                         0
      Proceeds from Issuance of Notes Payable                                                165,638                          0
                                                                                 -------------------          -----------------
Net Cash Flows Provided by Financing Activities                                               94,540                    502,685
                                                                                 -------------------          -----------------
Net Decrease in Cash                                                                         (68,261)                    61,780
Cash - Beginning of Period                                                                    68,261                      5,786
                                                                                 -------------------          -----------------
Cash - End of Year                                                               $                 0          $          67,566
                                                                                 ===================          =================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash Paid During Year for:
      Interest                                                                   $                 0          $               0
                                                                                 -------------------          -----------------
      Income Taxes                                                               $                 0          $               0
                                                                                 -------------------          -----------------
Conversion of preferred stock to common                                          $                 0          $         200,000
                                                                                 -------------------          -----------------
Issuance of common stock in exchange for reduction in accrued salary             $            52,814          $               0
                                                                                 -------------------          -----------------
Common stock issued in connection with acquisition                               $            21,971          $               0
                                                                                 -------------------          -----------------
Common stock issued in exchange for note receivable                              $           500,000          $               0
                                                                                 -------------------          -----------------
Common stock issued in exchange for debt                                         $           429,505          $               0
                                                                                 -------------------          -----------------
Distribution related to Spin-off of Net assets of VidKid Distribution, Inc.      $         1,393,620          $               0
                                                                                 -------------------          -----------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and notes thereto contained in the Report on Form 10-SB, as amended, of emailthatpays.com, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the full fiscal year ending December 31, 1999.



NOTE 2 - INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss, after adding back preferred stock dividends accumulated during the period, by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company declared a one-for-ten reverse stock split effective as of September 27, 1999. Accordingly, all historical weighted average shares and per share amounts have been restated to reflect the reverse stock split.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)




NOTE 3 - SHAREHOLDERS' EQUITY

Common Stock
------------

During the nine months period ended September 30, 1999, the Company converted accrued salaries amounting to $85,500 into 6,951 shares of common stock at per share prices ranging from $9.50 to $21.25 per share.

During March 1999, the Company issued 500 shares of common stock in exchange for professional services rendered. These shares were valued at $33.75 per share, the fair value, and charged to operations.

During March 1999, the Company agreed to exchange 585 shares of its common stock for 7.5% of BRT Video, Inc. See Note 6.

During April 1999, the Company issued 100 shares of common stock in exchange for professional services rendered. These shares were valued at $30.00 per share, the fair value, and charged to operations.

During May 1999, the Company issued 3,235 shares of common stock in exchange for professional services rendered. These shares were valued at approximately $9.60 to $11.25 per share, the fair values, and charged to operations.

During September 1999, the Company issued 393,016 shares of its common stock in full satisfaction of certain indebtedness amounting to $432,318. These shares were valued at approximately $1.10 per share, the fair values.

During September 1999, the Company issued 300,000 shares of common stock to a third party in exchange for the assignment to the Company of a $500,000 obligation owed to this third party. These shares were valued at approximately $1.67 per share, the fair values.

In connection with the signing of a merger agreement (see note 7), the Company declared a one-for-ten reverse stock split whereby each share of common stock issued and outstanding on of September 27, 1999 was reclassified and changed to one-tenth of one share of common stock, rounded down to the nearest whole share. All common shares and per share data have been retroactively adjusted to reflect this stock split. Par value remains unchanged at $.005 per share. Accordingly, common stock was reduced by $44,894 to reflect par value with a corresponding increase to additional paid-in capital.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)




NOTE 3 - SHAREHOLDERS' EQUITY (Continued)

Stock Warrants
--------------

The following table summarizes information about the stock purchase warrants outstanding September 30, 1999. All the warrants are exercisable at September 30, 1999.

                    Outstanding at
Exercise            September 30,                 Expiration
 Price                   1999                        Date
--------            --------------             -----------------
 $12.50                 30,000                 December 31, 2005
 $20.00                 15,000                 December 31, 2005
 $23.00                 15,000                 December 31, 2005
 $50.00                  5,190                 December 31, 2001


NOTE 4 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the nine months ending September 30, 1999, the Company had no comprehensive income.

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

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)


NOTE 6 - ACQUISITION

The Company entered into a stock purchase agreement with BRT Video Inc. On October 1, 1998, the Company exchanged 5,000 shares of its common stock for 3,760 shares (72.5%) of BRT Video, Inc. During March 1999, the Company exchanged 585 shares of its common stock for an additional 7.5% of BRT Video, Inc. The Company is accounting for this additional acquisition of 7.5% using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by approximately $21,942. The excess has been applied to goodwill and is being amortized on a straight-line basis over five years.

The following unaudited pro forma consolidated results of operations of the Company assume the acquisition had occurred January 1, 1998.

                                      Three Months             Nine Months
                                  Ended September 30       Ended September 30
                                         1998                     1998
                                -----------------------    ---------------------
Net Sales                             $ 372,355               $  914,055
Net Loss                              $ (57,140)              $ (369,140)
Net Loss per Common Share             $    (.20)              $    (1.48)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.


NOTE 7 - SUBSEQUENT EVENTS

On October 22, 1999, pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization, (the "Merger Agreement"), dated as of September 17, 1999, by and among Realm Production and Entertainment, Inc., Realm Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub") and emailthatpays.com ("email"), Merger Sub was merged (the "Merger") with and into email. Pursuant to the Merger, the shareholders of email received one share of the Company's common stock in exchange for each share of email's common stock, or an aggregate of 6,572,000 shares of the Company's common stock.

In connection with the Merger, the Company issued 393,016 shares of its common stock in full satisfaction of certain indebtedness amounting to $432,318 and issued 300,000 shares of common stock to a third party in exchange for the assignment to the Company of a $500,000 obligation owed to this third party. Also in connection with the Merger, the Company issued an aggregate of 525,000 shares of its common stock as an investment banking fee.

On October 27, 1999 the Company changed its name from Realm Production and Entertainment, Inc. to tvtravel.com, Inc. On December 21, 1999 the Company changed its name from tvtravel.com, Inc. to emailthatpays.com, Inc.


NOTE 8 - SETTLEMENT OF DEBT

In September 1997, BRT and an investor entered into an informal agreement whereby the investor would advance $1,500,000 for expansion and renovation of a new facility in exchange for a 49% ownership interest in BRT. The parties to the agreement intended to engage an independent appraiser to determine the value of the stock and thus the portion of the $1,500,000 that would be attributable to equity financing. The balance of the advanced funds would be evidenced by a note payable bearing interest at prime plus 1%. Between October 1997 and early 1998, the investor advanced $585,000. In addition to advances totaling $585,000, BRT has recorded accrued interest amounting to $101,840 as of September 30, 1999. On August 6, 1999, the investor dismissed all causes of action and claims against BRT. Accordingly, BRT recorded an extraordinary gain amounting to $686,840 on the accompanying statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon certain key personnel, its ability to manage its growth, the Company's success in implementing its business strategy, the Company's success in arranging financing where required, and the risk of economic and market factors affecting the Company or its customers. Many of such risk factors are beyond the control of the Company and its management.


In anticipation of the Merger (see Note 7 to the Notes to Consolidated Financial Statements, above) management determined that it was in the best interest of the Company and its shareholders to separate the Company's entertainment assets and therefore, transferred its remaining entertainment properties to its wholly owned subsidiary, VidKid Distribution, Inc. ("VidKid"). On September 29, 1999, the Company's Board of Directors approved the distribution to its shareholders as of September 29, 1999 of 100% of the stock of VidKid. For each share of common stock of the Company held on the record date the holder will receive one share of common stock of VidKid. The transaction is expected to be completed during the first quarter of 2000 and is pending relevant agreements and approvals.


Nine and three months ended September 30, 1999 compared to nine and three months ended September 30, 1998, respectively.

Net sales for the nine and three months ended September 30, 1999 were $879,891 and $194,373, respectively, as compared to sales for the nine and three months ended September 30, 1998 of $76,826. This increase is attributable to the fact that on October 1, 1998, the Company purchased 72.5% of BRT Video, Inc. (See
Note 6).

Cost of sales is attributable to BRT Video, Inc. and was $67,773 or 7.7% of sales for the nine months ended September 30, 1999. Cost of sales for the nine and three months ended September 30, 1998 was attributable to the Company's sale of Howdy Doody videos.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Amortization of production costs for the nine months ended September 30, 1999 was $100,000 as compared to $48,384 for the nine months ended September 30, 1998. This increase is due to management's continuing assessment and write-off of intellectual properties in various stages of development.

Salaries and fringe benefits were $523,603 and $147,356 for the nine and three months ended September 30, 1999 as compared to $113,525 and $20,245 for the nine and three months ended September 30, 1998, respectively. The increase was directly attributable to the acquisition of BRT Video, Inc.

Legal and accounting fees were $68,289 and $29,422 for the nine and three months ended September 30, 1999 as compared to $15,072 and $6,498 for the nine and three months ended September 30, 1998, respectively. The increase is attributable to an increase in accounting and auditing fees, primarily attributable to the acquisition of BRT Video, Inc.

Consulting fees were $112,925 and $27,484 for the nine and three months ended September 30, 1999 as compared to $48,750 and $30,000 for the nine and three months ended September 30, 1998. The increase is primarily attributable to the acquisition of BRT Video, Inc. and investment banking fees.

Rent expense was $125,560 and $36,315 for the nine and three months ended September 30, 1999 as compared to $12,326 and $6,997 for the nine and three months ended September 30, 1998, respectively. The increase was directly attributable to the acquisition of BRT Video, Inc. and the fact that the Company and BRT relocated into their new production facility in Fort Lauderdale, Florida.

General and administrative expenses, which includes contract labor, travel and entertainment, insurance and other expenses, were $259,656 and $69,542 for the nine and three months ended September 30, 1999 as compared to $31,657 and $14,057 for the nine and three months ended September 30, 1998, respectively. The increase is primarily attributable to the acquisition of BRT Video, Inc.

As a result of the foregoing factors, the Company incurred losses of approximately $10,155 or ($.02) per share for the nine months ended September 30, 1999 as compared to a loss of approximately $245,354 or ($.98) per share for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had stockholders' equity of approximately $500,000. Since its inception, it has incurred losses of approximately $1,400,000. The Company's operations and growth have been funded by loans from third parties, the sale of common stock with gross proceeds of approximately $1,000,000 and the issuance of preferred stock which resulted in net proceeds to the Company of approximately $375,000. These funds have been used for working capital, capital expenditures, and the acquisition of the "Howdy Doody" library consisting of 130 episodes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SUBSEQUENT EVENTS

On October 22, 1999, pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization, (the "Merger Agreement"), dated as of September 17, 1999, by and among Realm Production and Entertainment, Inc., Realm Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub") and emailthatpays.com ("email"), Merger Sub was merged (the "Merger") with and into email. Pursuant to the Merger, the shareholders of email received one share of the Company's common stock in exchange for each share of email's common stock, or an aggregate of 6,572,000 shares of the Company's common stock.

In connection with the Merger, the Company issued 393,016 shares of its common stock in full satisfaction of certain indebtedness amounting to $432,318 and issued 300,000 shares of common stock to a third party in exchange for the assignment to the Company of a $500,000 obligation owed to this third party. Also in connection with the Merger, the Company issued an aggregate of 525,000 shares of its common stock as an investment banking fee.

On October 27, 1999 the Company changed its name from Realm Production and Entertainment, Inc. to tvtravel.com, Inc. On December 21, 1999 the Company changed its name from tvtravel.com, Inc. to emailthatpays.com, Inc.



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

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Furnish the exhibits required by Item 601 Regulation S-B

                27   -  Financial Data Schedule

         (b)    Reports on Form 8-K

                There were no current reports on Form 8-K filed by the Company during the nine months ended September 30, 1999.


                                   SIGNATURES
                                   ----------

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       EMAILTHATPAYS.COM, INC.



Dated: January 12, 2000

                                                       By:     /s/ Daniel Hunter
                                                         -----------------------
                                                         Daniel Hunter
                                                         Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
-------                     -----------                                 --------
27                          Financial Data Schedule                       *1









-----------
*1 Filed electronically pursuant to Item 401 of Regulation S-T.