Form 10KSB
period 1999-12-31
EMAILTHATPAYS COM INC
filed 2000-03-30
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended  December 31, 1999
                             ---------------------

[ ] TRANSITION REPROT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from_________to______________

                       Commission file number 000-26047
                                              ---------


                             emailthatpays.com, Inc.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)


               Florida                                 65-0609891
-------------------------------------------  -----------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

 428 West Sixth Avenue, Vancouver, BC, Canada            V5Y 1L2
-----------------------------------------------    -------------------------
   (Address of Principal Executive Offices)            (Zip Code)


                                 (604) 801-5566
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None.


   Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                (Title of Class)


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for its most recent fiscal year were $1,102,732

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 2000 was $44,039,000, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the Nasdaq OTC Bulletin Board.

As of March 14, 2000, the Registrant had outstanding 8,703,092 shares of common stock.

Transitional Small Business Disclosure Format (check one).

YES      NO  X
    ---     ---

PART I

Cautionary Statement Regarding Forward-Looking Statements

         This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us and about our affiliate companies, including, among other things:

                 o   development of an e-commerce market;

                 o   our ability to successfully execute our business model;

                 o   growth in demand for Internet products and services; and

                 o   adoption of the Internet as an advertising medium.

         In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Item 1. Description of Business

Corporate Structure

Emailthatpays.com, Inc. (the "Company"), (formerly tvtravel.com, Inc. and formerly Realm Production and Entertainment Inc.), was incorporated under the laws of the State of Florida in May 1995.

On October 22, 1999, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, (the "Merger Agreement"), dated as of September 17, 1999, by and among Realm Production and Entertainment, Inc. (the "Company"), Realm Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub") and emailthatpays.com, a company incorporated in the state of Nevada ("email Nevada"), Merger Sub was merged (the "Merger") with and into email Nevada. Pursuant to the Merger, the Company issued 6,572,000 shares (post reverse split) of its common stock as consideration in exchange for 100% of the issued and outstanding shares of email Nevada.

In connection with the Merger, the Company 1) issued an aggregate of 6,930,164 shares (pre reverse split) of its common stock in satisfaction of outstanding debt and in exchange for a $500,000 note receivable, 2) declared a one-for-ten reverse stock split whereby each share of common stock issued and outstanding on September 27, 1999 was reclassified and changed to one-tenth of one share of common stock, and 3) issued 525,000 shares (post reverse split) as an investment banking fee.

During September 1999, the Company's Board of Directors also approved as a dividend the distribution of 100% of the stock of its subsidiary VidKid Distribution Inc. to the shareholders of the Company as of September 29, 1999 (the "VidKid Spin-off"). A Registration Statement with respect to this public distribution will be filed in the near future and it is expected that this distribution will be completed during the second quarter of 2000. In conjunction with the Merger, the shareholders of email Nevada waived any right to participate in or receive any interest in VidKid pursuant to the VidKid Spin-off.

The net effect of the above noted transactions was that immediately prior to the Merger, the Company consisted of a $500,000 note receivable, no outstanding liabilities, 1,522,759 shares of issued and outstanding common stock and no operational activities.

For accounting purposes, the Merger has been accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common stock for consideration equal to the net assets of the Company.

The Company's historical financial statements reflect the financial position, results of operations and cash flows of email Nevada for each of the years in the two-year period ended December 31, 1999 and include the operations of the Company from the date of the effective recapitalization, being October 22, 1999. Stockholders' equity gives effect to the shares issued to the shareholders of email Nevada prior to October 22, 1999 and of the Company thereafter.

Email Nevada (formerly Hotel media Group Inc.) was founded in June 1998. In August 1999, it acquired 100% of Coastal Media Group Ltd. ("Coastal") - a full-service advertising agency founded in May 1998. As common shareholders controlled email Nevada and Coastal, the acquisition of Coastal by email Nevada represents a "common control transaction." A common group of shareholders controlled both Coastal and email Nevada. For accounting purposes, this transaction was considered to be an acquisition by Coastal for consideration equal to the net assets and liabilities of email Nevada. Accordingly, the assets and liabilities of email Nevada have been recorded at their carrying values in the Company's accounts.

Overview of Business

This Overview of Business contains forward-looking statements. See our Cautionary Statement Regarding Forward-Looking Statements.

General

We are an emerging "permission-based" email marketing service. Combining online direct marketing technology with promotional and marketing expertise, our infrastructure is set up to offer a full slate of marketing solutions to a wide variety of product categories.

The Internet represents a revolutionary vehicle for businesses through its ability to deliver information and targeted advertisements that can be tailored for individual viewers and quickly modified based on viewers' responses. This uniqueness, when combined with the rapid growth and complexity of the Internet as an advertising medium, has greatly expanded the importance being placed by businesses on the use of the Internet to enhance relationship management, expand brand development and cultivate new and existing customers.

However, significant challenges must often be overcome in order for businesses to take full advantage of the potential of the Internet as a marketing tool. Some of these challenges include the scale and complexity of the Internet, the costs and time associated with data research and analysis, the difficulties involved in implementing and operating customer retention and branded loyalty programs, technological barriers and the integration of traditional advertising with Internet advertising.

We are positioned to help businesses overcome these challenges and generate exciting returns-on-investment by enabling marketers to develop and sustain responsible, two-way relationships with audiences while avoiding the problems associated with sending untargeted messages. Our proprietary relational database and custom delivery mechanism provide the technology to create, deliver and analyze highly targeted online "one-to-one" marketing campaigns and custom loyalty programs. Our wholly owned advertising agency, Coastal Media Group Inc., supplies the team of people with expertise in the planning, integration and execution of online and traditional advertising strategies.

The Market

The Internet has emerged as a global medium, enabling millions of people worldwide to communicate, share information and conduct business electronically. International Data Corporation "IDC", a leading technology research organization, estimates that the number of Web users worldwide will grow from approximately 142 million at the end of 1998 to 399 million by the end of 2002.

The growing use of the Web represents a significant opportunity for businesses to conduct commerce over the Internet. According to IDC, the number of Web buyers worldwide is estimated to increase from 30.8 million in 1998 to 133.9 million in 2002. IDC also estimates that the total value of goods and services purchased worldwide over the Web will increase from $50.4 billion in 1998 to $733.6 billion in 2002.

Businesses typically use the Internet to offer products and services such as software, books, home loans and airline tickets, which do not require the customer's physical presence to make a purchase decision. The Internet allows these businesses to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure such as retail outlets, distribution networks and sales personnel.

Businesses engage in various forms of offline and online direct marketing to generate sales of products or services. Direct marketing is advertising that is intended to generate a specific response or action from a targeted group of consumers. Traditional forms of offline direct marketing include television infomercials, catalog mailings, magazine inserts and telesales. Online direct marketing can take the form of email or Web-based promotional offers. According to the Direct Marketing Association, $163 billion was spent on direct marketing in the United States in 1998. Furthermore, the DMA projects direct marketing spending to grow to $221 billion by 2003.

Online direct marketing programs are particularly attractive to businesses because of the unique advantages they offer to advertisers. These include:

o An interactive advertising format that enables consumers to respond and purchase online, without the need for telephone calls or store visits;

o High (5.0 - 15.0%) response rates. By comparison, Forrester Research estimates banner bar click-through rates average only .7%;

o Cost savings of 75-90% versus direct mail according to the Gartner Group. Costs per email message are generally between $0.01 and $0.25, compared to $1.00 to $2.00 per piece of direct marketing material sent via postal mail;

o Email campaigns that deliver rapid feedback on member response through the use of "click-through" and "one-click" options. This feedback can then be used to tailor new messages and targeted offers;

o The possibility of executing campaigns in relatively short time frames of between 48 and 72 hours, versus six to eight weeks offline.

Mainly due to these advantages, advertisers are committing relatively more dollars to online direct marketing campaigns than to other forms of Internet advertising. Forrester Research projects Internet advertising expenditures in general to increase from $2.8 billion in 1999 to $22.1 billion in 2003. Forrester further estimates that direct marketing will account for 53% of the total online advertising expenditures in 2004, up from 15% in 1999.

Online direct marketing programs typically have focused on customer acquisition. As the Internet grows as a commercial medium, companies doing business online are increasingly focusing on customer retention. A recent survey by the web research firm NFO Interactive found that approximately 53% of online customers would increase the amount they spend in online transactions if loyalty points were offered. This creates an opportunity for integrated e-mail marketing and custom loyalty programs.

However, businesses face many challenges in successfully marketing on the Internet. These challenges range from goal setting to strategy deployment, from database development to research and analysis, from technological infrastructure requirements to the integration of traditional advertising with Internet advertising.

We believe that the rapid growth and complexity of the Internet as an advertising medium combined with the difficulties management faces in implementing effective and cost efficient online advertising strategies will lead many companies to outsourced solutions. Therefore, there is a significant opportunity for a company that can overcome the barriers to direct marketing and loyalty on the Internet, and bring cost-effective, integrated direct marketing and loyalty solutions to the online market.

Business Development Strategy

Online direct marketing programs have typically focused on customer acquisition. As the Internet continues to grow as a commercial medium, companies doing business online are increasingly focusing on customer retention. This creates an opportunity for us to build a leading branded service that enables businesses to acquire and retain customers online more effectively. To meet this market opportunity, we are implementing the following strategies:

o Leverage Our Direct Marketing Expertise. We anticipate applying our experience in managing traditional direct marketing, thereby maximizing our advertisers' response rates, increasing customer retention and providing superior return on an advertiser's investment.

o Leverage Our Traditional Advertising and Brand Management Capabilities. Through Coastal Media Group Inc., we expect to use our knowledge in the development, planning, integration, execution, and analysis of online and traditional marketing and brand management strategies.

o Leverage Our Advertising Contacts. We forecast utilizing our advertising agency and media contacts to aggressively expand our client base, establish cooperative relationships with our merchant partners' advertising agencies and seize opportunities for the expansion of online direct marketing expenditures.

o Provide Superior Client Service. We are determined to provide superior client service by supplying a complete package of online direct marketing technology and integrated promotional, online and offline marketing expertise.

o Develop a Leading Brand. We believe that a trusted brand will be a key decision factor as individuals seek to obtain more control over the marketing messages they receive. Emailthatpays.com establishes a concise, descriptive, universally understood URL and logo for online direct marketing applications.

o Cultivate Trust. Our foundation is based on committed long-term relationships with clients. We embrace responsible business practices and look to maintain and improve industry standards regarding privacy, confidentiality, "double" opt-in practices, one click opt-out structures, and ongoing "netiquette" developments.

o Target Demographically. We intend to offer exclusive opportunities to advertisers by utilizing distinct domain names to separate our market into targeted sections.

o Develop Technology Leadership. We have built and utilize a high caliber, relational database. Our network architecture and database development is designed to take advantage of the scalability, reliability and efficiency of Sun Microsystems' Solaris operating system, the Oracle 8i database infrastructure and the cluster capabilities provided by Linux technology. A custom delivery mechanism provides the capacity to deliver high loads of promotional messages.

o Pursue Strategic Acquisitions and Alliances. We intend to pursue strategic alliances and acquisitions to access new geographic markets and client bases, offer new products and services, obtain additional proprietary technologies and extend our capabilities through emerging digital media developments.

During 1999, we:

o Completed development and testing of our proprietary relational database, network architecture, and custom mail delivery mechanisms.

o Refocused Coastal Media's direction from that of a deliverer of conventional advertising solutions to an integrated marketer of online products and services with traditional offline strategies.

o  Enlarged our revenue and client base.

o Substantially completed development of the emailthatpays.com, Inc. and Coastal Media Web sites.

o  Secured an attractive array of targeted URL's.

o Expanded and enhanced our technological, sales, marketing, and administrative infrastructure.

o  Initiated key strategic alliance and partnership discussions.

Competition

We face significant competition from both online and traditional advertising businesses. We expect competition to increase due to the lack of significant barriers to entry in the online advertising market. As we expand the scope of our services, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Currently, several companies offer competitive online products or services, including E-Dialog, MessageMedia, PostmasterDirect and Bigfoot Interactive. These companies all have longer operating histories, greater brand recognition, larger client bases and established infrastructures that substantially exceed our current levels. We may also face competition from established online portals and community Web sites that engage in direct marketing, as well as from other traditional advertising agencies and direct marketing companies that may seek to offer online products or services.

Employees

We currently have 17 employees.

Item 2. Description of Property

We lease 2,760 square feet of space for our marketing and administrative staff at 428 West 6th Ave., Vancouver, British Columbia. The lease is a three-year term expiring May 31, 2002. We lease 5,942 square feet of space for our technology development and database management staff at 611 Alexander Street, Vancouver, British Columbia. The lease is a six-month term expiring June 30, 2000. It is our intention to combine these offices into one location within the next 12 months.

It is also our intention to open additional Sales and Marketing offices throughout North America within the next 12 months.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

From January 1, 1999 through December 31, 1999 we did not submit any matters to a vote of security holders. On September 16, 1999 we received the Consent of a Majority of the Shareholders approving the one-for-ten reverse stock split. On October 26, 1999 we received the Consent of a Majority of the Shareholders approving our name change from Realm Production and Entertainment, Inc. to tvtravel.com, Inc. On December 20, 1999 we received the Consent of a Majority of the Shareholders approving our name change from tvtravel.com, Inc. to emailthatpays.com, Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded through the NASDAQ Over-the-Counter Bulletin Board Trading System. From April 1998 until October 1999 our common stock was listed under the symbol "RMPE". In connection with our name change on October 27, 1999, our trading symbol changed to "TVCM". In connection with or name change on December 21, 1999, our trading symbol changed to "EMTP".

The following table presents the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                       High    Low

         January 1, 1998 - March 31, 1998               N/A     N/A
         April 1, 1998 - June 30, 1998                 4.50    3.38
         July 1, 1998 - September 30, 1998             6.00    4.00
         October 1, 1998 - December 31, 1998           5.00    3.50
         January 1, 1999 - March 31, 1999              5.12    3.50
         April 1, 1999 - June 30, 1999                 3.62    0.81
         July 1, 1999 - September 30, 1999             0.46    0.13
         October 1, 1999 - December 31, 1999           7.12    0.44

As of December 31, 1999 the closing bid price of our common stock was $7.015. At December 31, 1999, there were 69 holders of record of 8,202,897 shares of common stock, exclusive of holders that maintain their ownership in "Street-Name" at brokerage houses. There are approximately 225,195 shares held in street name.

No cash dividends have been declared with respect to our common stock since inception. We are not likely to pay any dividends in the foreseeable future. We intend to reinvest any earnings in our operations.

The transfer agent for our securities is StockTrans, Inc., 7 East Lancaster Avenue, Ardmore, Pennsylvania.

Recent Sales of Unregistered Securities

In January 1996, the Company issued warrants to purchase up to 30,000 shares of Common Stock of the Company to a shareholder and officer of the Company. These warrants are exercisable at $12.50 per share on or prior to December 31, 2000. The exercise period of the warrants was subsequently extended to December 31, 2005.

During August 1997, the Company issued 30,307 shares of Common Stock at a price of $17.50 per share to 4 investors in accordance with Rule 504 under Regulation D promulgated under the Securities Act of 1933, as amended for net proceeds of $530,000 to be used for the operations of the Company.

Between August 1997 and October 1998, the Company issued an aggregate of 41,050 shares of Common Stock to 16 individuals (four of whom were affiliates or family members of affiliates of the Company) in exchange for professional services rendered to the Company.

During August 1997, the Company converted notes payable and accrued salaries amounting to $114,375 into 8,526 shares of Common Stock at per share prices ranging from $12.50 to $17.50 per share.

In January 1997, the Company issued warrants to purchase up to 15,000 shares of Common Stock of the Company to shareholders and employees of the Company. These warrants are exercisable at $20.00 per share on or prior to December 31, 1999. The exercise period of the warrants was subsequently extended to December 31, 2005. The individuals had access to financial and other information concerning the Company and had the opportunity to ask questions concerning the Company and its operations. Accordingly, the issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In December 1997, the Company issued warrants to purchase up to 15,000 shares of Common Stock of the Company to shareholders and employees of the Company. These warrants are exercisable at $23.00 per share on or prior to December 31, 2002. The exercise period of the warrants was subsequently extended to December 31, 2005. The individuals had access to financial and other information concerning the Company and had the opportunity to ask questions concerning the Company and its operations. Accordingly, the issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In August 1998, the Company issued 22,743 shares of Common Stock at an average price of $24.20 per share to six accredited investors in accordance with Rule 504 of Regulation D promulgated under the Act.

During October 1998, the Company issued warrants to purchase 3,750 shares of stock of the Company to one employee. The warrants are exercisable at $50.00 per share through January 20, 2001. The individuals had access to financial and other information concerning the Company and had the opportunity to ask questions concerning the Company and its operations. Accordingly, the issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

During October 1998, the Company exchanged 5,000 shares of its common stock for 72.5% of BRT Video, Inc.

During November 1998, the Company issued warrants to purchase 1,440 shares of stock of the Company to three employees of BRT Video, Inc. The warrants are exercisable at $50.00 per share through December 31, 2001. The individuals had access to financial and other information concerning the Company and had the opportunity to ask questions concerning the Company and its operations. Accordingly, the issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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

In connection with the signing of the Merger Agreement, the Company declared a one-for-ten reverse stock split whereby each share of common stock issued and outstanding on September 27, 1999 was reclassified and changed to one-tenth of one share of common stock, rounded down to the nearest whole share. All common shares and per share data have been retroactively adjusted to reflect this stock split.

On October 22, 1999, pursuant to the Merger, the shareholders of email Nevada received one share of the Company's common stock in exchange for each share of email Nevada's common stock, or an aggregate of 6,572,000 shares of the Company's common stock.

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

In October 1999 the Company issued and sold an aggregate of 333,333 shares of common stock at an offering price of $1.50 per share to the following accredited investors pursuant to Rule 506: SPH Equities, Inc., Capital Growth Investment Trust and Equity Associates Corp. This offering generated gross proceeds of $500,000.

Item 6. Management's Discussion and Analysis

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements.

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

Overview

We are an emerging "permission-based" email marketing service. Combining online direct marketing technology with promotional and marketing expertise, our infrastructure is set up to offer a full slate of marketing solutions to a wide variety of product categories.

Our services include the creation, delivery, and analysis of targeted "one-to-one" email campaigns and custom loyalty programs and the planning, integration and execution of online and traditional advertising strategies.

As described in Item 1, on October 22, 1999, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, (the "Merger Agreement"), dated as of September 17, 1999, by and among Realm Production and Entertainment, Inc. ("the Company"), Realm Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub") and emailthatpays.com, a company incorporated in the state of Nevada ("email Nevada"), Merger Sub was merged (the "Merger") with and into email Nevada. Pursuant to the Merger, the Company issued 6,572,000 shares (post reverse split) as consideration in exchange for 100% of the issued and outstanding shares of email Nevada.

For accounting purposes, this transaction has been accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common stock for consideration equal to the net assets of the Company.

The Company's historical financial statements reflect the financial position, results of operations and cash flows of email Nevada for each of the years in the two-year period ended December 31, 1999 and include the operations of the Company from the date of the effective recapitalization, being October 22, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of email Nevada prior to October 22, 1999 and of the Company thereafter.

RESULTS FROM OPERATIONS

Revenue

We earn revenues by delivering online direct marketing offers and by developing integrated marketing and advertising strategies. We charge our advertisers a fee based on a number of criteria including offers delivered, qualified leads generated, online transactions executed and development services performed.

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the second and fourth calendar quarters. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

Total revenue for the year ending December 31, 1999 was $1.1 million, an increase of $975,000 from the period ending December 31, 1998. The increase results from a full year of operations (versus 6 months from our June 1998 inception in 1998) and growth of our client base.

As our relational database program and email delivery system was not completed until late Fall 1999, 100% of our revenues to date have been generated from the development of integrated marketing and advertising strategies.

Cost of Sales

Cost of sales represents the cost of advertising purchased for clients. The increase to $838,000 in 1999 versus $91,000 in 1998 results from a full year of operation and an increase in our client base.

Operating Expenses

Salaries and benefits increased from $178,000 in 1998 to $622,000 in 1999 as staffing levels increased to support increased client activity and the expansion of marketing, technological and administrative infrastructure.

Legal and accounting costs increased from $22,000 in 1998 to $146,000 in 1999 primarily due to expenses associated with the Merger and requirements for public reporting.

Other operating expenses increased from $79,000 in 1998 to $585,000 in 1999. This increase reflects a complete year of operation and increased costs related to our development and marketing of our "permission-based" email program and services.

LIQUIDITY AND CAPITAL RESOURCES

We have sustained net losses and negative cash flows from operations since our inception. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. We are seeking to increase revenues through continued marketing of our services; however additional funding will be required.

We are working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events will occur and be successful. Subsequent to December 31, 1999, the Company issued common stock for net cash consideration of $1,265,000.

Net cash used in operating activities was $1,000,000 and $205,000 for the year and period ended December 31, 1999 and 1998, respectively. Cash used in operations was primarily the result of the net losses of $1,120,000 and $252,000, for the year and period ended December 31, 1999 and 1998 respectively, and increases in accounts receivable of $160,000 and $16,000. The increases in accounts receivable were due to increases in revenue. These net losses and increases in accounts receivable were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $211,000 and $22,000 for the year and period ended December 31, 1999 and 1998, respectively. Cash used in investing activities related to purchases of property and equipment.

Net cash provided by financing activities was $1,310,000 and $250,000 for the year and period ended December 31, 1999 and 1998 respectively. Cash provided by financing activities for the year ended December 1999 consists of $295,000 from borrowings of short and long-term debt and $1,115,000 from the issuance of capital stock, less a reduction in advances from related parties of $99,000. Cash provided by financing activities for the period ended December 31, 1998 is $4,000 from the issuance of capital stock and $246,000 from advances from related parties.

FACTORS AFFECTING OPERATING RESULTS

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY

We incurred a net loss of $1,120,000 during the year ended December 31, 1999 and $252,000 during the period ended December 31, 1998. We require substantive levels of spending and financing to implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. As a result, we expect increases in its net losses and negative cash flows for the next several quarters. We expect to incur net losses through 2001.

OUR EXTREMELY LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO
EVALUATE OUR BUSINESS AND PROSPECTS

We only recently completed development and testing of our proprietary relational database, network architecture, and custom mail delivery mechanisms and began marketing of our "permission-based" email direct marketing service. Accordingly, you have limited information about us with which to evaluate our business, strategies and performance and an investment in our common stock.

Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis

OUR MANAGEMENT TEAM HAS ONLY WORKED TOGETHER FOR A SHORT PERIOD OF TIME AND MAY NOT WORK WELL TOGETHER.

Virtually all of our executive officers, including our Chief Technical Officer, Chief Financial Officer, Vice President of Sales and Senior Vice President have joined us in 1999. Due to the fact that many of our executive officers are new to us and have limited work experience together, our management may not be able to function effectively, individually or as a team.

OUR FUTURE OPERATING RESULTS REMAIN UNCERTAIN AND MAY FLUCTUATE
SIGNIFICANTLY FROM QUARTER TO QUARTER

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline, perhaps substantially. Factors that may cause fluctuations of our operating results include the following:

o  The level of market acceptance of our products and services;
o  The growth of our client base;
o  Delays in introducing new products and services;
o Seasonality of direct marketing expenditures which are typically higher in the second and fourth quarters and lower in the first and third quarters;
o  Competitive developments;
o  Demand for advertising on the Internet;
o  Changes in pricing policies and resulting margins;
o  Changes in the growth rate of Internet usage;
o  Changes in the mix of products and services sold;
o Changes in the mix of sales channels through which products and services are sold;
o  Costs related to acquisitions of technology or businesses; and
o Economic conditions generally as well as those specific to the Internet and related industries.

We expect that an increasing portion of our future revenues will be derived from permission-based email marketing products and services. Our revenues are difficult to predict because the market for our products is in its infancy and the sales cycle may vary substantially from customer to customer. Moreover, our sales are expected to fluctuate due to the seasonal and cyclical nature of our customers' annual budgetary, purchasing and marketing campaigns.

OUR SUCCESS DEPENDS UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES AND WE ARE UNCERTAIN IF OR WHEN SUCH MARKET ACCEPTANCE WILL OCCUR.

We expect to derive a substantive portion of our revenues from online advertising and direct marketing, including both email and web-based programs. If these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising media. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Even if they do so, they may not choose our products for technical, cost, support or other reasons. Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our new approach.

COMPETITION FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. With no significant barriers to entry and increasing attention being placed on the Internet as a means of advertising and direct marketing, we expect that competition will increase significantly in the near term. Our primary long-term competitors may not yet have entered the market.

Our ability to generate revenue from businesses will depend on our skill in differentiating the services and technology we provide and our success in delivering online direct marketing, custom loyalty and integrated advertising programs that meet our client's business objectives. Currently, several companies (PostmasterDirect, Bigfoot Interactive, MessageMedia and E-Dialog) offer competitive online services or products. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.

As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Some of our potential competitors are among the largest and most well capitalized companies in the world. We also expect to face competition from established online portals and community web sites, traditional list brokers, banner advertising managers, online advertising technology providers, and customer management and retention service companies. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers and advertising agency customers. As a result, we may not be able to compete effectively and competitive pressures may result in price reductions, reduced gross margins and an inability to gain market share.

THE FAILURE TO ESTABLISH, BUILD, AND MAINTAIN THE EMAILTHATPAYS.COM BRAND WOULD IMPAIR OUR COMPETITIVE POSITION

We are dependent on establishing, building and maintaining our brand. As competitive pressures in the online direct marketing industry increase, we believe that brand strength will become increasingly important. The reputation of the emailthatpays.com brand will depend on our ability to bridge the gap between marketing goals and real results. We cannot assure you that we will be successful in delivering these results. Any event or circumstance that negatively impacts our brand could have a direct and material adverse effect on our business, results of operations and financial condition.

FAILURE TO SAFEGUARD MEMBER PRIVACY COULD AFFECT OUR REPUTATION
AMONG CONSUMERS.

An important feature of the emailthatpays.com program is our ability to capture list member profiles on behalf of our clients. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. Usage of the emailthatpays.com program could decline if any well-publicized compromise of security occurred. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO
PURSUE FUTURE GROWTH

We need to raise funds to implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, our ability to implement our strategies, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences or privileges senior to those of our current stockholders.

IF WE ARE UNABLE TO MANAGE OUR EXPECTED GROWTH, OUR BUSINESS WILL
SUFFER.

In the rapidly evolving market for permission email marketing services, our ability to implement our business plan and successfully develop and offer our products and services requires an effective planning and management process. We expect to increase the scope of our operations and grow our headcount. We anticipate that our future operations will place a significant strain on our management systems and resources. We expect that we will need to continue to improve our operational, financial and managerial controls and our reporting systems and procedures. We also will need to continue to expand, train and manage our work force.

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL
CHANGES IN OUR INDUSTRY

The Internet and our market are characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles, evolving industry standards and intense competition. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our services. We may experience technical difficulties that could impact the operation of existing systems or delay the successful development, introduction or marketing of new products and services.

CONTINUED DEVELOPMENT AND USE OF THE INTERNET INFRASTRUCTURE IS
CRITICAL TO OUR ABILITY TO OFFER OUR SERVICES

We depend heavily on third-party providers of Internet and related telecommunication services to operate our online direct marketing service. Our clients depend on Internet service providers for access to our web site. Internet service providers and web sites have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. If outages or delays occur frequently in the future, Internet usage, as well as electronic commerce and the usage of our products and services, could grow more slowly or decline. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline.

GOVERNMENT REGULATION AND THE LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the cost of communicating on the Internet and negatively affect the demand for our direct marketing solutions or otherwise harm our business. Laws and regulations may be adopted covering issues such as user privacy, pricing, libel, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and direct marketing medium.

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. This may impose additional burdens on companies conducting business over the Internet.

WE FACE RISKS ASSOCIATED WITH THIRD PARTY CLAIMS AND LITIGATION
RELATING TO INTELLECTUAL PROPERTY RIGHTS

Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, result in an injunction which would prohibit us from offering a particular product or service or require the payment of monetary damages.

OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES EXERCISE SIGNIFICANT CONTROL OVER OUR COMPANY.

Our directors and executive officers, and certain of their affiliates, individually and as a group, effectively control us and direct our affairs and business, including any determination with respect to the acquisition or disposition of assets by us, future issuance's of common stock or other securities by us, declaration of dividends on our common stock and the election of directors. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company.

Item 7. Financial Statements

Audited Consolidated Financial Reports for Years ended December 31, 1999 and
1998.
        o         Independent Auditors Report
        o         Consolidated Balance Sheets
        o         Consolidated Statements of Operations and Deficit
        o         Consolidated Statement of Stockholders' Equity
        o         Consolidated Statement of Cash Flows
        o         Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

         Our directors and executive officers, their ages and positions are set forth below:

Name                          Age          Title
-------------------------     ---          ------------------------------------
Daniel Hunter                 40           Chief Executive Officer, Director

Donald James MacKenzie        43           President and Secretary, Director

Frank Giovinazzo              26           Chief Technical Officer

Bruce Hamlin                  42           Vice-President

Mitch Drew                    37           Vice President of Sales

Warren Olson                  40           Chief Financial Officer


Mr. Hunter was appointed our Chief Executive Officer and a Director in October 1999. Mr. Hunter was appointed Chief Executive Officer and a Director of email Nevada in July 1999. Since September 1998, Mr. Hunter has been the Chief Executive Officer and a Director of Coastal Media Group Ltd., a 100% owned subsidiary of us. From 1993 to 1998, Mr. Hunter was an account executive and Partner at Canaccord Capital and has participated in the financing of numerous private and public companies.

Mr. MacKenzie was appointed our President, Secretary, and a Director in October 1999. Mr. MacKenzie has been the Secretary, Treasurer, and a Director of email Nevada since its inception in June 1998. From 1990 to 1998, Mr. MacKenzie was a senior account executive at BCTV, a major local television station in Vancouver.

Mr. Giovinazzo has been our Chief Technical Officer since July 1999. For approximately one year prior to joining us, Mr. Giovinazzo provided Internet consulting services to several organizations, including us. Prior to forming his own consulting firm, Mr. Giovinazzo held a number of technical and marketing positions with Creo Products Inc, a high tech engineering firm specializing in publishing.

Mr. Hamlin joined us as a Vice-President in July 1999. Prior to joining us, Mr. Hamlin spent 11 years as a senior account executive at WIC Western International Communications Inc., a broadcasting company with radio and television holdings throughout Canada.

Mr. Drew joined us as Vice President of Sales in November 1999. From 1997-1999, Mr. Drew was a senior sales executive at CHEK TV, a CTV network affiliate based in Victoria, British Columbia, Canada. Prior to CHEK TV, Mr. Drew was an account executive at BCTV.

Mr. Olson joined us as Chief Financial Officer in December 1999. From 1997 to 1999, Mr. Olson was the General Manager of CHEK TV. From 1990 - 1997, Mr. Olson was the Vice-President of Finance and Administration for BCTV and CHEK TV.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own more than ten percent of our common stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

         Based on our review of the copies of these reports received by us, and representations received from Reporting Persons, we believe that, all filings required to be made by the Reporting Persons for the period July 12, 1999 (the effective date of our Form 10-SB) through December 31, 1999 have been made, except for filings required to be made by Mr. Adelstein and by Gus Guilbert, our former Secretary. Between July 12, 1999 and Octber 29, 1999 Mr. Adelstein and Mr. Guilbert were our only directors and officers. On October 29, 1999 Mr. Adelstein and Mr. Guilbert resigned from their director and officer positions. Neither Mr. Adelstein nor Mr. Guilbert made any reports of ownership and changes in ownership. Messrs. Hunter, MacKenzie, Giovinazzo, Hamlin, Drew and Olson have filed the appropriate reports, however the reports were filed late.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Daniel Hunter, our current Chief Executive Officer (ii) Steven Adelstein, our former Chairman and President, and (iii) Donald James MacKenzie.

                           Summary Compensation Table

                                           Annual Compensation                               Long-Term Compensation
                                 ---------------------------------------------------------------------------------------------------
                                                                                      Awards                        Payouts
                                                                          ----------------------------------------------------------
                                                           Other                         Securities
                                                           Annual         Restricted     Underlying                     All Other
                                                           Compen-        Stock          Options /        LTIP          Compen-
                       Year      Salary         Bonus      sation         Award          SAR              Payouts       sation
                       ----      ------         -----      ------         -----          ---              -------       ------
Daniel Hunter,         1999      $ 89,584         -          -              -            70,000              -             -
Chief Executive        1998      $ 26,970
Officer

Steven                 1999      $100,000         -          -              -            50,000 (2)          -             -
Adelstein,             (1)
Former
Chairman and
President

Donald James           1999      $103,684         -          -              -            70,000              -           776 (3)
MacKenzie              1998      $ 57,312

(1) For the period from January 1, 1999 through October 29, 1999, the date that Mr. Adelstein resigned from his positions as Chairman and President.
(2) Includes 50,000 warrants held by Mr. Adelstein's family members and affiliates. See "Security Ownership of Certain Beneficial Owners and Management."
(3) Term life insurance premiums paid by us.

The following Option / SAR Grants Table shows information regarding grants of stock options in this last completed fiscal year to the executive officers named in the Summary Compensation Table.

                            Option / SAR Grants Table

                         Number of
                         Securities           Percent of
                         Underlying           Total Options /
                         Options /            SARs Granted
                         SARs                 To Employees          Exercise Or            Expiration
                         Granted (#)          In Fiscal Year        Base Price             Date
                         -----------          --------------        ----------             ----
Daniel Hunter            70,000               7%                    $5.75                  12-21-2009

Donald James             70,000               7%                    $5.75                  12-21-2009
MacKenzie

The following Aggregate Options / SAR Exercises in and Fiscal Year-End Option / SAR Value Table provides information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options and SARs.

        Aggregate Options / SAR Exercises in and Fiscal Year-End Option /
                                SAR Value Table

                                                               Number of
                                                               Securities
                                                               Underlying               Value of Unexercised
                                                               Unexercised              In-The-Money
                                                               Options / SARs           Options / SARs At
                         Shares                                At FY-End (#)            FY-End ($)
                         Acquired On          Value            Exercisable /            Exercisable /
                         Exercise             Realized         Unexercisable            Unexercisable
                         --------             --------         -------------            -------------
Daniel Hunter            -                    -                   - / 70,000             0     / 88,550 (1)

Steven Adelstein         -                    -              50,000 /      0             0 (2) /      0

Donald James             -                    -                   - / 70,000             0    /  88,550 (1)

MacKenzie

(1) FY-End Option/SAR Values based on exercise price of $5.75 per share and 12-31-99 closing price of $7.015 per share.
(2) FY-End Option/SAR Values based on exercise price of $12.50 per share and 12-31-99 closing price of $7.015 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the latest fiscal year end, the stock ownership of each named executive officer, directors, all executive officers and directors as a group, and of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of us except as otherwise noted.

                            Security Ownership Table

        Name and Address of                 Amount and Nature of
        Beneficial Owner (1)                  Beneficial Owner                     Percent of Class
        --------------------                  ----------------                     ----------------
Daniel Hunter (2)                               1,503,889 (3)                            17.6

Bruce Hamlin (4)                                  278,889 (3)                             3.3

Donald James MacKenzie (5)                      1,503,889 (3)                            17.6

Frank Giovinazzo                                  203,889 (3)                             2.4

Mitch Drew                                         41,389 (6)                             0.5

Warren Olson                                       41,389 (6)                             0.5

Steven Adelstein (7)                              140,559 (8)                             1.7

Michael Marcus (9)                                500,000 (10)                            5.9

All executive officers and                      3,573,334                                42.0
directors as a group (11)

(1) Unless otherwise indicated, the business address of all beneficial owners is 428 West 6th Avenue, Vancouver, BC V5Y 1L2.

(2) Mr. Hunter's shares are held by Hunter Holdings Inc. Mr. Hunter is the sole shareholder of Hunter Holdings Inc.

(3) Includes 3,889 shares which the holder has the right to acquire within 60 days upon the exercise of stock options.

(4) Mr. Hamlin's shares are held by Hamlin Holdings Inc. Mr. Hamlin is the sole shareholder of Hamlin Holdings Inc.

(5) Mr. MacKenzie's shares are held by Vicdra Holdings Inc. Mr. MacKenzie is the sole shareholder of Vicdra Holdings Inc.

(6) Includes 41,389 shares which the holder has the right to acquire within 60 days upon the exercise of stock options.

(7) Mr. Adelstein's address is 4950 West Prospect Road, Ft. Lauderdale, FL,
    33309.

(8) Includes (i) Warrants to purchase up to 30,000 shares of common stock held by Mr. Adelstein's children; (ii) Warrants to purchase 10,000 shares of common stock owned by AUW, Inc. ("AUW"), a company of which Mr. Adelstein is an officer and which is controlled by Mr. Adelstein's family members; (iii) Warrants to purchase 10,000 shares of common stock owned by Mr. Adelstein's parents; (iv) 60,709 shares owned by AUW; and (v) 29,850 shares owned by West Tropical Investments Corp., a company of which Mr. Adelstein is an officer.

 (9) Mr. Marcus' address is 27622 Pacific Coast Highway, Malibu, CA 90265.

(10) Includes 300,000 shares held by Canmarc Trading, Inc., a company which is controlled by Mr. Marcus.

(11) Includes shares held by Messrs. Hunter, Hamlin, MacKenzie, Giovinazzo, Drew and Olson. Also includes 98,334 shares which the holders have the right to acquire within 60 days upon the exercise of stock options.

Item 12. Certain Relationships and Related Transactions

As presented in the following table, Mr. Hunter, our Chief Executive Officer, has personally and through a controlled company advanced funds to us for working capital purposes.

------------------------------------------------------------------------------
                                         December 31,             December 31,
                                             1999                     1998
------------------------------------------------------------------------------
Controlled company                        $   146,804              $   217,530
------------------------------------------------------------------------------
Mr. Hunter                                          0                   28,667
------------------------------------------------------------------------------
                                          -----------              -----------
------------------------------------------------------------------------------
                                              146,804                  246,197
------------------------------------------------------------------------------
Less: current portion                          55,667                        0
------------------------------------------------------------------------------
                                          -----------              -----------
------------------------------------------------------------------------------
                                           $   91,137              $   246,197
------------------------------------------------------------------------------


         The advance from the controlled company is unsecured, bears interest at an annual rate of 7%, and is repayable over 36 months commencing July 19, 1999 with blended monthly payments of $5,348. Annual maturities of the controlled company advance are:

                     55,667
                     59,692
                     31,445

         Mr. Hunter's advances are unsecured, non-interest bearing and have no set terms of repayment.

         Mr. Hunter also personally guarantees our loans payable.

Item 13. Exhibits and Reports on Form 8K

         (a) Exhibits

                  2.1 Agreement and Plan of Merger and Reorganization, dated as of September 17, 1999, by and among Realm Production and Entertainment, Inc., Realm Acquisition Corp., and emailthatpays.com (excluding exhibits and schedules thereto).*

                  3.1 Articles of Amendment to the Articles of Incorporation of Realm Production and Entertainment, Inc.*

                  3.2 Articles of Amendment to the Articles of Incorporation of tvtravel.com, Inc.

                  4.1   1999 Equity Compensation Plan

                  21    Subsidiaries.

                  27    Financial Data Schedule.

* Included on the Current Report on Form 8-K filed on November 5, 1999.

         (b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K on November 5, 1999 relating to the Merger, the name change from Realm Production and Entertainment, Inc. to tvtravel.com, Inc. and the changes to the Directors and executive officers. We filed an amendment to the Form 8-K on January 5, 2000 relating to the Merger.

                             emailthatpays.com, Inc.
               Index to Audited Consolidated Financial Statements
                     Years ended December 31, 1999 and 1998
                        With Independent Auditors' Report



                                                                           Page
                                                                           ----


Independent Auditors' Report................................................F-1
Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations and Deficit...........................F-3
Consolidated Statement of Stockholders' Equity..............................F-4
Consolidated Statements of Cash Flows.......................................F-5
Notes to Consolidated FinancialStatements............................F-6 - F-18

                  Audited Consolidated Financial Statements of


                             emailthatpays.com, Inc.

                     Years ended December 31, 1999 and 1998

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
emailthatpays.com, Inc.

We have audited the accompanying consolidated balance sheets of emailthatpays.com, Inc. and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and deficit, stockholders' equity and cash flows for the year ended December 31, 1999 and the period from June 26, 1998 to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of emailthatpays.com, Inc. and subsidiaries as of December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from June 26, 1998 to Decmeber 31, 1998, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming emailthatpays.com, Inc. will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's need to generate cash from operations and obtain additional financing raises substantial doubt about its ability to continue as a going concern. Management plans as to this matter are discussed in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG LLP
Chartered Accountants

Victoria, Canada
March 17, 2000
emailthatpays.com, Inc.
Consolidated Balance Sheets

December 31, 1999 and 1998

------------------------------------------------------------------------------------------------------------
                                                                                   1999                 1998
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                                                  $    121,609         $     22,264
     Accounts receivable                                                        176,688               16,481
     Prepaid expenses                                                            10,510                  254
------------------------------------------------------------------------------------------------------------
                                                                                308,807               38,999
Property and equipment, less accumulated depreciation (note 4)                  191,115               19,186
------------------------------------------------------------------------------------------------------------
                                                                           $    499,922         $     58,185
============================================================================================================

Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable and accrued liabilities                              $    280,818         $     25,634
     Accrued salaries                                                            23,565               32,609
     Loans payable- current portion                                             121,112                    -
     Lease obligation- current portion                                            5,002                    -
     Due to related parties - current portion                                    55,667                    -
------------------------------------------------------------------------------------------------------------
                                                                                486,164               58,243

Loans payable (note 6)                                                          146,766                    -
Lease obligation (note 7)                                                        22,457                    -
Due to related parties (note 5)                                                  91,137              246,197
------------------------------------------------------------------------------------------------------------
   Total liabilities                                                            746,524              304,440

Stockholders' deficit (notes 8 and 9):
     Common stock                                                                43,140                    -
     Additional paid-in capital                                               2,224,432                3,914
     Deficit                                                                 (1,372,793)            (252,792)
     Deferred stock-based compensation                                       (1,130,000)                   -
     Accumulated other comprehensive income (loss):
       foreign currency translation adjustment                                  (11,381)               2,623
------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                             (246,602)            (246,255)

Commitments (note 12)
------------------------------------------------------------------------------------------------------------
                                                                           $    499,922         $     58,185
============================================================================================================

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Operations and Deficit

Year ended December 31, 1999, with comparative figures for the period ended December 31, 1998

------------------------------------------------------------------------------------------------------------
                                                                                   1999                 1998
------------------------------------------------------------------------------------------------------------
Revenue                                                                     $ 1,102,732            $ 125,119

Cost of revenue                                                                (838,496)             (91,300
------------------------------------------------------------------------------------------------------------
Gross profit                                                                    264,236               33,819

Operating expenses:
     Depreciation                                                                30,908                3,130
     Salaries and fringe benefits                                               622,426              177,937
     Legal and accounting                                                       146,450               21,879
     Consulting fees                                                            234,892                    -
     Phones and utilities                                                        28,723                6,565
     Rent                                                                        50,752               20,064
     Computer services                                                           22,522               20,227
     Advertising and promotion                                                  104,187               14,315
     Other selling, general and administrative                                  112,323               15,361
------------------------------------------------------------------------------------------------------------
                                                                              1,353,183              279,478

------------------------------------------------------------------------------------------------------------
Loss from operations                                                         (1,088,947)            (245,659)

Other income (expenses):
     Interest income                                                              2,184                    -
     Interest expense                                                           (33,238)              (7,133)
------------------------------------------------------------------------------------------------------------
                                                                                (31,054)              (7,133)

------------------------------------------------------------------------------------------------------------
Net loss                                                                     (1,120,001)            (252,792)

Deficit, beginning of period                                                   (252,792)                   -

------------------------------------------------------------------------------------------------------------
Deficit, end of period                                                      $(1,372,793)           $(252,792)
============================================================================================================


Net loss per common share, basic and diluted                                $     (0.33)           $(252,792)

Weighted average common shares outstanding,
   basis and diluted (note 3(k))                                              3,397,856                    1
============================================================================================================

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Stockholders' Equity

December 31, 1999 and 1998


                                                                                                                           Total
                                                  Common      Additional                              Comprehensive    Stockholders
                                                  Stock        Capital     Deficit     Compensation   Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
Issuance of common stock (1 share)             $      0   $     3,914   $         0    $          0      $      0    $     3,914
Net Loss                                                                   (252,792)                                    (252,792)
Comprehensive income (loss):
    Foreign exchange translation adjustment                                                                 2,623          2,623
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          0         3,914      (252,792)                        2,623       (246,255)
Shares issued in connection with:
Issuance of common stock (8,428,092 shares)      42,140     1,072,518                                                  1,114,658
Deferred stock-based compensation                 1,000     1,148,000                    (1,149,000)                           0
Amortization of deferred compensation                                                        19,000                       19,000
Net loss                                                                 (1,120,001)                                  (1,120,001)
Comprehensive income (loss):
    Foreign exchange translation adjustment                                                               (14,004)       (14,004)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $ 43,140   $ 2,224,432   $(1,372,793)   $ (1,130,000)     $(11,381)   $  (246,602)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

emailthatpays.com, inc.
Consolidated Statements of Cash Flows

Year ended December 31, 1999, with comparative figures for the period ended December 31, 1998

------------------------------------------------------------------------------------------------------------
                                                                                   1999                 1998
------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                               $(1,120,001)           $(252,792)
     Items not involving cash:
         Depreciation                                                            30,908                3,130
         Stock-based compensation                                                19,000                    -
         Foreign exchange on subsidiary operations                              (14,004)               2,623
         Loss on disposal of equipment                                            8,241                    -
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                       (160,207)             (16,481)
         Increase in prepaid expenses                                           (10,256)                (254)
         Increase in accounts payable and accrued liabilities                   255,184               25,634
         Decrease in accrued salaries                                            (9,044)              32,609
------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                   (1,000,179)            (205,531)

Cash flows used in investing activities:
     Purchase of property and equipment                                        (229,886)             (22,316)
     Proceeds from disposal of equipment                                         18,808                    -
------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                     (211,078)             (22,316)

Cash flows from financing activities:
     Increase in loans payable                                                  295,337                    -
     Increase (decrease) in advances from related parties                       (99,393)             246,197
     Issue of common shares                                                   1,114,658                3,914
------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                1,310,602              250,111

------------------------------------------------------------------------------------------------------------
Increase in cash                                                                 99,345               22,264

Cash, beginning of period                                                        22,264                    -

------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $   121,609            $  22,264
============================================================================================================

Supplementary information:
     Interest paid                                                               33,238                7,133
     Income taxes paid                                                                -                    -

Non-cash transactions:
     Assets purchased under capital lease                                        29,501                    -


See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

1. The Company and description of business:

     emailthatpays.com, Inc. (the "Company") is incorporated in the state of Florida and is an emerging "permission-based" e-mail marketing service. The Company's services include the creation, delivery and analysis of targeted "one-to-one" e-mail campaigns and customer loyalty programs, and the planning, integration and execution of both online and traditional advertising strategies. To December 31, 1999, 100% of the Company's revenues have been generated from the development of integrated marketing and advertising strategies.

     On October 22, 1999, Realm Production and Entertainment, Inc. ("Realm"), a public company listed on the over-the-counter bulletin board in the United States, issued 6,572,000 shares as consideration in exchange for 100% of the issued and outstanding shares of emailthatpays.com ("email Nevada"), a company incorporated in the state of Nevada. This transaction was accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common shares for consideration equal to the net monetary assets of Realm. On October 27, 1999 Realm changed its name to tvtravel.com, Inc. and subsequently on December 21, 1999 to emailthatpays.com, Inc.

     The Company's historical financial statements reflect the financial position, results of operations and cash flows of email Nevada for each of the years in the two-year period ended December 31, 1999 and include the operations of Realm from the date of the effective recapitalization, being October 22, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of email Nevada prior to October 22, 1999 and of the Company thereafter.

     email Nevada (formerly Hotel Media Group Inc.) was incorporated on June 26, 1998. In August 1999, it acquired 100% of Coastal Media Group Ltd. ("Coastal"), a full-service advertising agency founded in May 1998. As common shareholders controlled email Nevada and Coastal, this acquisition represents a "common control transaction". A common group of shareholders controlled both Coastal and email Nevada. For accounting purposes, this transaction was considered to be an acquisition by Coastal for consideration equal to the net assets and liabilities of email Nevada. Accordingly, the assets and liabilities of email Nevada have been recorded at their carrying values in the Company's accounts.


2.   Liquidity and future operations:

     The Company has sustained net losses and negative cash flows from operations since its inception. At December 31, 1999, the Company has negative working capital of $177,357. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

2.   Liquidity and future operations (continued):

     Management is of the opinion that sufficient working capital will be obtained from external sources in order to continue operations. Subsequent to December 31, 1999, the Company issued common stock for net cash consideration of $1,265,000 (note 13). There is no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

3.   Significant accounting policies:

     (a) Basis of presentation:

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principals in the United States and are presented in United States dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation process.

     (b) Use of estimates:

         The preparation of consolidated financial statements in conformity with generally accepted accounting procedures in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. Actual results could differ from the estimates used in the preparation of consolidated financial statements.

     (c) Revenue recognition:

         The Company earns revenue by charging fees for sending targeted email and for providing integrated marketing and advertising solutions. Revenue is recognized in accordance with contractual arrangements which generally is when email is transmitted and services are performed.

     (d) Foreign currency:

         The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the comprehensive income (loss)) in stockholders' equity.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

3. Significant accounting policies (continued):

     (e) Property and equipment:

         Property and equipment are recorded at cost and are depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations and deficit for the period in which it is realized.

         The annual rates used to compute depreciation on a declining balance basis are as follows:

         -----------------------------------------------------------------------
         Asset                                                      Rate
         -----------------------------------------------------------------------
         Office furniture and equipment                              20%
         Computer hardware                                           30%
         Computer software                                          100%
         -----------------------------------------------------------------------


         Leasehold improvements are amortized over the term of the lease.

     (f) Capital leases and obligations:

         The asset value and amount of the capital lease obligation recorded at the beginning of the lease term are calculated based upon the present value of the minimum lease payments. Assets under a capital lease are depreciated at the same rates as property and equipment.

     (g) Computer development software:

         Programming costs associated with the development of the Company's relational database program are expensed as incurred.

         The Company expenses Web site products and related application development and enhancement costs as incurred.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

3. Significant accounting policies (continued):

     (h) Financial instruments and concentration of risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, short-term debt, obligations under capital leases and accrued liabilities. At December 31, 1999 and 1998, the fair market value of these instruments approximated their financial statement carrying amount due to the short term maturity of these instruments. The Company does not require collateral for accounts receivable, but does evaluate customer creditworthiness and establishes allowances as necessary based on management estimates of collectibility.

         Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short term maturity and market rates of interest.

     (i) Income taxes:

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j) Stock-based compensation:

         The Company accounts for stock-based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares exercisable is determined, between the market value of the Company's stock and the exercise price of options to purchase that stock. Stock-based compensation arrangements for others are recorded at their fair value and charged against earnings over their vesting period.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

3.   Significant accounting policies (continued):

     (k) Net loss per share:

         The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No.
         98. Under the provisions of SFAS No. 128 and SAB No. 98, basic loss per share is computed using the weighted average number of common stock outstanding during the periods, and gives retroactive effect to the shares issued on the recapitalization described in note 1. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented basic and diluted net loss per share is the same as any exercise of options would be anti-dilutive.

     (l) Impairment of long-lived assets and long-lived assets to be disposed of:

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. At December 31, 1999, the only long-lived assets reported on the Company's consolidated balance sheets are capital assets.

     (m) Comprehensive income (loss):

         Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

--------------------------------------------------------------------------------
                                                    1999                 1998
--------------------------------------------------------------------------------
Net loss                                        $ 1,120,001           $ 252,792

Other comprehensive (income) / loss:
  Foreign currency translation adjustment            14,004              (2,623)
--------------------------------------------------------------------------------
Comprehensive loss                              $ 1,134,005           $ 250,169
--------------------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

3.   Significant accounting policies (continued):

     (n) Recently issued accounting pronouncements:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in 2001. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

4.   Property and equipment:

   -----------------------------------------------------------------------------
                                                      Accumulated       Net book
   1999                                      Cost    depreciation        value
   -----------------------------------------------------------------------------
   Office furniture and fixtures          $ 91,941     $10,206         $ 81,735
   Computer hardware                        98,148      11,064           87,084
   Computer software                        11,008       5,624            5,384
   Leasehold improvements                   19,730       2,818           16,912
   -----------------------------------------------------------------------------
                                          $220,827     $29,712         $191,115
   -----------------------------------------------------------------------------


   -----------------------------------------------------------------------------
                                                      Accumulated       Net book
   1998                                      Cost    depreciation        value
   -----------------------------------------------------------------------------
   Office furniture and fixtures          $ 7,133      $  712           $ 6,421
   Computer hardware                       14,786       2,217            12,569
   Computer software                          397         201               196
   -----------------------------------------------------------------------------
                                          $22,316      $3,130           $19,186
   -----------------------------------------------------------------------------

5. Due to related parties:

--------------------------------------------------------------------------------
                                                 1999            1998
--------------------------------------------------------------------------------
   Stockholder-controlled company              $146,804        $217,530
   Stockholders                                       -          28,667
--------------------------------------------------------------------------------
                                                146,804         246,197
   Less current portion                          55,667               -
--------------------------------------------------------------------------------
                                               $ 91,137        $246,197
--------------------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

5.   Due to related parties: (continued):
     The advance from the stockholder-controlled Company is unsecured, bears interest at an annual rate of 7%, and is repayable over 36 months commencing July 1999 with blended monthly payments of $5,348.

     Stockholder advances are unsecured, non-interest bearing and have no set terms of repayment.

6.   Loans payable:

   -----------------------------------------------------------------------------
                                                        1999        1998
   -----------------------------------------------------------------------------
   Bank demand operating loan, $139,000 limit,
    bears interest at prime plus 1.5%
    (at December 31, 1999 - 8.0%), repayable
    in Canadian dollars                               $ 83,142      $   -

   Bank installment loan, bears interest at
    prime plus 1.25% (at December 31, 1999
    -7.75%), payable in blended monthly
    payments of $4,261, repayable in
    Canadian dollar                                   184,736           -
   -----------------------------------------------------------------------------
                                                      267,878           -
   Less current portion                               121,112           -
   -----------------------------------------------------------------------------
                                                     $146,766       $   -
   -----------------------------------------------------------------------------

     All loans are designated in Canadian dollars (total repayable in Canadian funds: Cdn$386,628) and are secured by a general security agreement covering all assets of the Company and a general assignment of book debts.

     Principal payments required on the installment loan in each of the next five years are as follows:


     ---------------------------------------------------------------------------
     2000                                                    $ 37,970
     2001                                                      41,252
     2002                                                      44,566
     2003                                                      48,146
     2004                                                      12,802
     ---------------------------------------------------------------------------
                                                             $184,736
     ---------------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

7.   Capital leases:

     The Company leases equipment under capital lease arrangements which expire in 2004. Future obligations under these leases are as follows:


     ---------------------------------------------------------------------------
     2000                                                      $ 7,157
     2001                                                        7,157
     2002                                                        7,157
     2003                                                        7,157
     2004                                                        4,771
     ---------------------------------------------------------------------------
     Total minimum lease payments                               33,399
     Less interest component                                     5,940
     ---------------------------------------------------------------------------
     Present value of capital lease obligations                 27,459
     Less current portion                                        5,002
     ---------------------------------------------------------------------------
                                                              $ 22,457
     ---------------------------------------------------------------------------

8.   Capital structure:

     The transaction described in note 1 between Realm and email Nevada was accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common shares for consideration equal to the net monetary assets of Realm. Stockholders' equity gives effect to the shares issued to the stockholders of email Nevada prior to October 22, 1999 and the Company thereafter. The following table presents the issued and outstanding common stock:


     ------------------------------------------------------------------------------------------------------------
                                                        Company    email Nevada                       Additional
                                                         common        common                            paid-in
                                                         shares        shares          Par value         capital
     ------------------------------------------------------------------------------------------------------------
     Issuance of stock at inception                                          1          $     -          $ 3,914
     ------------------------------------------------------------------------------------------------------------
     December 31, 1998                                                       1                -            3,914
     Private placement, July 9, 1999                                 6,000,000           30,000           81,798
     Private placement, September 9, 1999                              572,000            2,860                -
     Shares issued and outstanding
      immediately prior to transaction
      on October 22, 1999                              1,522,759             -            7,613          492,387
     Share exchange on recapitalization                6,572,001    (6,572,001)               -                -
     Private placement                                   333,333             -            1,667          498,333
     Deferred stock-based compensation                                                    1,000        1,148,000
     ------------------------------------------------------------------------------------------------------------
     December 31, 1999                                 8,428,093             -           43,140        2,224,432
     ------------------------------------------------------------------------------------------------------------

     The Company has authorized 10,000,000 $0.005 par value common shares, 2,000,000 $0.01 par value preferred shares (0 issued and outstanding).

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

9.   Common stock options:

     On December 21, 1999, the Company adopted the 1999 Equity Compensation Plan (the "Plan"). The Plan provides for the grant of up to 1,000,000 incentive or non-qualified stock options or shares of restricted stock to employees and key advisors (an "Optionee") of the Company. Options granted under the Plan generally vest ratably over a period of three years and expire ten years from the date of grant. If an Optionee ceases employment with or service to the Company (a "Termination"), the Optionee may exercise any vested option at the time of Termination within such period of time specified in the option agreement. In the absence of a specified time in the option agreement, the option remains exercisable for three months following the Optionee's Termination. Unvested options revert to the Plan at the date of the Termination. If, after Termination, the Optionee does not exercise the options within the time specified, the Option shall terminate and the shares revert to the Plan.

     During 1999, the Company granted a total of 930,000 non-qualified stock options. 730,000 options with a three-year vesting period and an exercise price of $5.75 (an amount that approximates or exceeds the market value of the Company stock) were granted to certain employees and directors. A further 200,000 options were granted with a two-year vesting period and an exercise price of $.005 (an amount below the market value of the Company stock) to certain employees of the Company. The Company recorded a non-cash compensation expense of $19,000 relating to these options, representing an implicit benefit derived form the exercise price being less than market value. The deferred compensation is being amortized over the estimated service life of the employees holding the options.

     Following is a summary of stock option activity for the year ended December 31, 1999:

     ---------------------------------------------------------------------------
                                                                        Weighted
                                                                        average
                                                 Outstanding            exercise
                                                   shares                price
     ---------------------------------------------------------------------------
     Outstanding as of December 31, 1998                  -              $    -
     Granted                                        930,000                4.51
     Exercised                                            -                   -
     Canceled                                             -                   -
     ---------------------------------------------------------------------------
     Outstanding as of December 31, 1999             930,000             $ 4.51
     ---------------------------------------------------------------------------
     Options vested as of December 31, 1999           75,000             $ .005
     ---------------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

9.   Common stock options (continued):
     The following table summarizes information about stock options outstanding at December 31, 1999:

     ----------------------------------------------------------------------------------------------
                                       Average
                                      remaining          Weighted                        Weighted
     Range of                        contractual         average                          average
     exercise        Number             life             exercise         Number         exercise
     prices        outstanding         (years)             price          vested           price
     ----------------------------------------------------------------------------------------------
     $.005           200,000               10             $ .005          75,000           $ .005
     $5.75           730,000               10             $ 5.75               -           $ 5.75
                     930,000                              $ 4.51          75,000           $ .005
     ----------------------------------------------------------------------------------------------


     The Company has adopted the disclosure requirements of SFAS No. 123 ("FAS 123"), "Accounting for Stock Based Compensation", to account for grants to employees under the Company's existing stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123 with that fair value benefit being recognized over the vesting period, the Company's net loss and basic loss per share would have been adjusted as follows (as no options were granted prior to the year ended December 31, 1999, there would be no difference to actual reported loss and loss per share prior to 1999):

     ---------------------------------------------------------------------------
                                                                    December 31,
                                                                            1999
     ---------------------------------------------------------------------------
     Loss for the period                                              $1,120,001
     Loss for the period - pro-forma                                   1,166,001
     Basic loss per share                                                   0.33
     Basic loss per share - pro-forma                                       0.34
     ---------------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

9.   Common stock options (continued):
     The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

     ---------------------------------------------------------------------------
                                                                    December 31,
                                                                            1999
     ---------------------------------------------------------------------------
     Expected dividend yield                                                0.0%
     Expected stock price volatility                                         75%
     Risk-free interest rate                                                6.0%
     Expected life of options                                            5 years
     ---------------------------------------------------------------------------

     The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The actual benefit of the options issued will only be determined over their life based on the timing and extent of future market price changes, and such implied benefit may differ from the amount calculated by the Black-Scholes model.

10.  Share purchase warrants:

     Immediately prior to the share exchange between email Nevada and Realm, 65,190 stock purchase warrants were outstanding. The warrants allow the holder to purchase one common share at prices between $12.50 and $50.00. The exercise price of the warrants exceeded the market price of the Company's common stock on the date of issuance. The warrants have the following price and expiration dates:

     ---------------------------------------------------------------------------
     Number of warrants         Exercise price             Expiration date
     ---------------------------------------------------------------------------
     30,000                     $ 12.50                   December 31, 2005
     15,000                     $ 20.00                   December 31, 2005
     15,000                     $ 23.00                   December 31, 2005
     5,190                      $ 50.00                   December 31, 2001
     ---------------------------------------------------------------------------

     To December 31, 1999 no warrants have been exercised.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

11.  Income taxes:

     Current income taxes are computed at statutory rates on pre-tax income. Deferred taxes would be recorded based on differences in the carrying values of assets and liabilities for financial statement and income tax purposes. At December 31, 1999, the Company has elected to carry forward net operating losses for international, federal and state income tax purposes of approximately $1,174,000 that are available to reduce future taxable income to 2014. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

     The components of the deferred tax asset as of December 31, 1999 are as follows:

     ---------------------------------------------------------------------------
                                                     1999            1998
     ---------------------------------------------------------------------------
     Deferred tax asset:
      Net operating loss carry forward             $448,000        $122,000
      Less valuation allowance                     (448,000)       (122,000)
     ---------------------------------------------------------------------------
     Net deferred tax                              $      -        $      -
     ---------------------------------------------------------------------------


     Net operating losses expire as follows:

     ---------------------------------------------------------------------------
     2005                                                  $    72,268
     2006                                                      373,746
     2007                                                            -
     2008                                                            -
     2009                                                            -
     2009                                                            -
     2010                                                            -
     2011                                                            -
     2012                                                            -
     2013                                                      133,620
     2014                                                      594,473
     ---------------------------------------------------------------------------
     Total                                                 $ 1,174,107
     ---------------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

12. Commitment:

    The Company leases office space and equipment under non-cancelable operating leases with various expiration dated through the year 2002:

    ----------------------------------------------------------------------------
                                                          Operating
                                                           leases
    ----------------------------------------------------------------------------
    2000                                                   $ 68,505
    2001                                                     41,263
    2002                                                     20,632
    ----------------------------------------------------------------------------


13. Subsequent events:

    In March 2000, the Company issued 275,000 shares at $5 each for a total of $1,375,000. After deducting commission/investment banking fee of 8% or $110,000, the net consideration received for this share issuance is $1,265,000.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     emailthatpays.com, Inc.

                                     By: /s/ Daniel Hunter
                                         --------------------------------------
                                         Daniel Hunter, Chief Executive Officer


                                     By: /s/ Donald James MacKenzie
                                         --------------------------------------
                                         Donald James MacKenzie, President
                                         and Secretary


                                     By: /s/ Warren Olson
                                         --------------------------------------
                                         Warren Olson, Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer)


         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on March 29, 2000.

         By:  /s/ Daniel Hunter
              -----------------------------------------------
              Daniel Hunter, Chief Executive Officer


         By:  /s/ Donald James MacKenzie
              -----------------------------------------------
              Donald James MacKenzie, President and Secretary


         By:  /s/ Warren Olson
              -----------------------------------------------
              Warren Olson, Chief Financial Officer
              (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------

   3.2 Articles of Amendment to the Articles of Incorporation of tvtravel.com, Inc.

   4.1                1999 Equity Compensation Plan

   21                 Subsidiaries

   27                 Financial Data Schedule