Form 10QSB
period 2000-03-31
EMAILTHATPAYS COM INC
filed 2000-05-12
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             March 31, 2000
Commission file number:                     000-26047

                             EMAILTHATPAYS.COM, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Florida                                 65-0609891
         (State or Other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)          Identification No.)


                              428 West Sixth Avenue
                       Vancouver, British Columbia V5Y1L2
                    (Address of Principal Executive Offices)

                                 (604) 801-5566
                (Issuer's Telephone Number, Including Area Code)


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

                                 x   Yes     No
                                ---     ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 9, 2000: 8,703,093 shares of common stock, $.005 par value per share.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         as of March 31, 2000 (Unaudited) and December 31, 1999...............3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three Months Ended March 31, 2000 and March 31, 1999 ........4
Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months Ended March 31, 2000 and March 31, 1999 ........5
Notes to Unaudited Consolidated Financial Statements .......................6-9

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................10-11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  .................................................12
Item 2 - Changes in Securities and Use of Proceeds...........................12
Item 3 - Defaults Upon Senior Securities.....................................12
Item 4 - Submission of Matters to a Vote of Security Holders ................12
Item 5 - Other Transactions..................................................12
Item 6 - Exhibits and Reports on Form 8-K ...................................12

Signatures ..................................................................13

PART I.  FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS


emailthatpays.com, Inc.
Consolidated Balance Sheets

===========================================================================================================
                                                                           March 31,           December 31,
                                                                             2000                  1999
                                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
              Cash                                                        $  607,904            $  121,609
              Accounts receivable                                            125,417               176,688
              Prepaid expenses                                                17,308                10,510
-----------------------------------------------------------------------------------------------------------
                                                                             750,629               308,807

Property and equipment, less accumulated amortization                        208,772               191,115
-----------------------------------------------------------------------------------------------------------
                                                                          $  959,401            $  499,922
===========================================================================================================
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
              Accounts payable and accrued liabilities                    $  192,871            $  304,383
              Loans payable - current portion                                 38,725               121,112
              Lease obligation - current portion                               5,087                 5,002
              Due to related parties - current portion                             -                55,667
-----------------------------------------------------------------------------------------------------------
                                                                             236,683               486,164
Loans payable                                                                135,595               146,766
Lease obligation                                                              21,050                22,457
Due to related parties                                                                              91,137
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                         393,328               746,524
Stockholders' equity (deficit):
              Common Stock                                                    44,515                43,140
              Additional paid-in capital                                   3,488,057             2,224,432
              Deficit                                                     (1,883,024)           (1,372,793)
              Deferred stock-based compensation                           (1,072,550)           (1,130,000)
              Accumulated other comprehensive income (loss):
                 Foreign currency translation adjustment                     (10,925)              (11,381)
-----------------------------------------------------------------------------------------------------------
                 Total stockholders' equity (deficit)                        566,073              (246,602)
-----------------------------------------------------------------------------------------------------------
                                                                          $  959,401            $  499,922
===========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Operations and Deficit (unaudited)

=================================================================================================================
                                                                                     Three Months Ended
                                                                                          March 31
                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------
Revenue                                                                       $    232,925          $  166,253
Cost of revenue                                                                    187,164             127,867
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                                        45,761              38,386
=================================================================================================================
Operating expenses:
              Depreciation                                                          14,131               2,092
              Salaries and fringe benefits                                         260,969              97,108
              Stock-based compensation                                              57,450                   -
              Legal and accounting                                                  23,922              11,174
              Consulting fees                                                       50,652               4,415
              Phones and utilities                                                  11,343               3,302
              Rent                                                                  24,286              12,708
              Advertising and Promotion                                             26,808               5,711
              Other Selling, General and Administrative                             77,432              33,694
-----------------------------------------------------------------------------------------------------------------
                                                                                   546,993             170,204
-----------------------------------------------------------------------------------------------------------------
Loss from operations                                                              (501,232)           (131,818)
Other income (expenses):
              Interest income                                                           24                  98
              Interest expense                                                      (9,023)             (5,816)
-----------------------------------------------------------------------------------------------------------------
                                                                                    (8,999)             (5,718)
-----------------------------------------------------------------------------------------------------------------
Net loss                                                                          (510,231)           (137,536)
Deficit, beginning of period                                                    (1,372,793)           (252,793)
-----------------------------------------------------------------------------------------------------------------
Deficit, end of period                                                        $ (1,883,024)         $ (390,329)
=================================================================================================================
Net loss per common share, basic and diluted                                         (0.06)           (137,536)
Weighted average common shares outstanding,
    basic and diluted                                                            8,506,663                   1
=================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Cash Flows (unaudited)

=================================================================================================================
                                                                                     Three Months Ended
                                                                                          March 31
                                                                                  2000               1999
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used in):
Operations:
      Net loss                                                                $ (510,231)        $  (137,536)
       Items not involving cash:
             Depreciation                                                          14,131              2,092
             Stock-based compensation                                              57,450                  0
             Foreign exchange on subsidiary operations                                456             (1,273)
             Loss on disposal of equipment                                            768                  0
       Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable                            51,271            (21,620)
             Decrease (increase) in prepaid expenses                               (6,798)            (8,695)
             Increase (decrease) in accounts payable and accrued liabilities     (111,512)            42,709
-----------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                     (504,465)          (124,323)

Cash flows used in investing activities:
       Purchase of property and equipment                                         (34,967)           (17,382)
       Proceeds from disposal of equipment                                          2,411                  0
-----------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                      (32,556)           (17,382)

Cash flows from financing activities:

       Increase (decrease) in loans payable                                       (94,880)           196,029
       Advances from (to) related parties                                        (146,804)            98,732
       Issue of share capital                                                   1,265,000                  0
-----------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                1,023,316            294,761
-----------------------------------------------------------------------------------------------------------------
Increase in cash                                                                  486,295            153,056
Cash, beginning of period                                                         121,609             22,264
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                           $   607,904        $   175,320
=================================================================================================================
Supplementary information:
       Interest paid                                                                9,023              5,816
       Income taxes paid                                                                0                  0

See accompanying notes to unaudited consolidated financial statements.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000


1.       The Company and description of business:

emailthatpays.com, Inc. (the "Company") is incorporated in the state of Florida and is a "permission- based" e-mail marketing and integrated advertising strategies service. Combining online direct marketing technology with promotional and marketing expertise, the Company's infrastructure is set up to offer a full slate of marketing solutions to a wide variety of product categories.

The Company's services include the creation, delivery and analysis of targeted "one-to-one" e-mail campaigns and customer loyalty programs, and the planning, integration and execution of both online and traditional advertising strategies.

On October 22, 1999, the Company, then named Realm Production and Entertainment, Inc. ("Realm"), a public company listed on the over-the-counter bulletin board in the United States, issued 6,572,000 shares of its common stock in connection with the merger of a wholly owned subsidiary of Realm with and into emailthatpays.com ("email Nevada"), a company incorporated in the state of Nevada. This transaction was accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common shares for consideration equal to the net monetary assets of Realm. On October 27, 1999 Realm changed its name to tvtravel.com, Inc. and subsequently on December 21, 1999 to emailthatpays.com, Inc.

The Company's historical financial statements reflect the financial position, results of operations and cash flows of email Nevada since its inception and include the operations of Realm from the date of the effective recapitalization, being October 22, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of email Nevada prior to October 22, 1999 and of the Company thereafter.

email Nevada (formerly Hotel Media Group Inc.) was incorporated on June 26, 1998. In August 1999, it acquired 100% of Coastal Media Group Ltd ("Coastal"), a full-service advertising agency founded in May 1998. A common group of shareholders controlled both Coastal and email Nevada. For accounting purposes, the transaction was considered to be an acquisition by Coastal for consideration equal to the net assets and liabilities of email Nevada. Accordingly, the assets and liabilities of email Nevada have been recorded at their carrying values in the Company's accounts.

2.       Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At March 31, 2000, the Company has positive working capital of $513,946. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required. There is no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000


3.       Basis of Presentation:

The unaudited consolidated financial statements of the Company at March 31, 2000 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2000 are consistent with those used in fiscal 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1999 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on March 30, 2000.

4.       Foreign currency:

The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the comprehensive income (loss)) in stockholders' equity.

5.       Common Stock Options and Stock-based Compensation:

During the three months ending March 31, 2000, the Company, under the terms of its 1999 Equity Compensation Plan (the "Plan"), granted to certain employees a total of 70,000 non-qualified stock options. The options have a three-year vesting period and an exercise price of $6.63 (an amount that approximated or exceeded the market value of the Company stock on the date of the grant). Also during this three-month period, 193,167 unvested options reverted back to the Plan due to changes in the employment and contractual status of certain employees and key advisors.

The Company accounts for stock-based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in its annual audited financial statements. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares exercisable is determined, between the market value of the Company's stock and the exercise price of options to purchase that stock.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000


5.       Common Stock Options and Stock-based Compensation (Continued):

At March 31, 2000, the Company has recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For the three months ended March 31, 2000, the Company recorded a non-cash compensation expense of $57,450 related to these options.

6.       Capital Stock and Warrants:

In March 2000, the Company issued 275,000 shares at $5 each for a total of $1,375,000. After deducting a commission / investment-banking fee of 8% or $110,000, the net consideration received for this share issuance is $1,265,000. In connection with the share issuance, the Company issued 100,000 stock warrants with an exercise price of $5.00 and an expiry date of March 2003.

7.       Net loss per share:

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic loss per share is computed using the weighted average number of common stock outstanding during the periods, and gives retroactive effect to the shares issued on the recapitalization described in note 1. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented, basic and diluted net loss per share are the same as any exercise of options or warrants would be anti-dilutive.

8.       Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:


                                                       2000          1999
         -----------------------------------------------------------------------
           Net loss                                  $ 510,231    $ 137,536

           Other comprehensive (income) / loss:           (456)       1,273
           Foreign currency translation adjustment
         -----------------------------------------------------------------------
           Comprehensive loss                        $ 509,775    $ 138,809

         -----------------------------------------------------------------------

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000


9.       Recently issued accounting pronouncements:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in 2001. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that the adoption of this statement will have a material impact on the Company's financial position or results of operations. The Company does not currently hold derivative instruments or engage in hedging activities.

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

Results of Operations
For the Three Months Ending March 31, 2000 and 1999

Revenue

We earn revenues by delivering online direct marketing, promotional, and informational offers and by developing integrated marketing and advertising strategies. We charge our advertisers a fee based on a number of criteria including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the second and fourth calendar quarters. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

Total revenue for the three months ending March 31, 2000 was $233,000, an increase of $67,000 or 40% over the three months ending March 31, 1999. The increase results from the growth of our client base and the provision of increased services to existing clients.

To date, the vast majority of our revenue has been generated from the development of integrated marketing and advertising strategies as our relational database program, email delivery system, and Canadian email marketing sales offices were not fully operational until February 2000.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients. The increase to $187,000 for the three months ending March 31, 2000 versus $128,000 for the same period in 1999 directly corresponds to our increased revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses

Salaries and benefits increased from $97,000 for the three months ending March 31, 1999 to $261,000 for the three months ending March 31, 2000 as staffing levels increased to support increased client activity and the expansion of sales, marketing, technological and administrative infrastructure.

At March 31, 2000, we have recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For the three months ending March 31, 2000, we recorded a non-cash compensation expense of $57,000 related to these options. We expect this level of amortization to continue over each of the next three quarters. As the options were not granted until the fourth quarter of 1999, there is no stock-based compensation for the first quarter of 1999.

Other operating expenses increased to $228,000 for the three months ending March 31, 2000 from $74,000 for the three months ending March 31, 1999. This increase reflects the costs associated with the marketing and development of our "permission-based" email program and services including; the addition of sales offices in western and eastern Canada, preparation of marketing and presentation materials, attendance at conventions, seminars, and client facilities, and ongoing improvements in our technological products.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. As of March 31, 2000 we have positive working capital of $513,946. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. We are seeking to increase revenues through continued marketing of our services; however additional funding will be required. There is no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

Net cash used in operating activities was $504,000 and $124,000 for the three months ending March 31, 2000 and 1999, respectively. Cash used in operations was primarily the result of the net losses of $510,000 and $138,000, for the three months ending March 31, 2000 and 1999 respectively.

Net cash used in investing activities was $32,000 and $17,000 for the three months ending March 31, 2000 and 1999, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $1,023,000 and $295,000 for the three months ending March 31, 2000 and 1999 respectively. Cash provided by financing activities for the three months ending March 31, 2000 consists of $1,265,000 from the issuance of capital stock; less repayments of loans totaling $95,000 and a reduction in advances from related parties of $147,000. Cash provided by financing activities for the period ending March 31, 1999 consists of an increase in loans payable of $196,000 and $99,000 in increased advances from related parties.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities.

         In March 2000, the Company issued and sold an aggregate of 275,000 shares of common stock at $5 per share pursuant to Rule 506. After deducting a commission /investment-banking fee of 8% or $110,000 paid to LCP Capital Corp., the net consideration received for this share issuance is $1,265,000. In connection with this share issuance, the Company issued 100,000 stock warrants with an exercise price of $5.00 and an expiry date of March 2003.

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


                                           EMAILTHATPAYS.COM, INC.



Dated:   May 9, 2000                   By:      /s/ Daniel Hunter
                                           -------------------------------------
                                                Daniel Hunter
                                                Chief Executive Officer



                                  EXHIBIT INDEX



EXHIBIT
NUMBER               DESCRIPTION                                       LOCATION
------               -----------                                       --------

27                   Financial Data Schedule                              *1


_________________

*1    Filed electronically pursuant to Item 401 of Regulation S-T.