Form 10QSB
period 2000-06-30
EMAILTHATPAYS COM INC
filed 2000-08-04
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             June 30, 2000
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 2, 2000: 8,723,093 shares of common stock, $.005 par value per share.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2000
                                      INDEX



                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         As of June 30, 2000 (Unaudited) and December 31, 1999...............................................3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three and Six Months Ended June 30, 2000 and June 30, 1999 .................................4
Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2000 and June 30, 1999 ...........................................5
Notes to Unaudited Consolidated Financial Statements ......................................................6-9

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................................................10-11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ................................................................................12
Item 2 - Changes in Securities and Use of Proceeds..........................................................12
Item 3 - Defaults Upon Senior Securities....................................................................12
Item 4 - Submission of Matters to a Vote of Security Holders ...............................................12
Item 5 - Other Transactions.................................................................................12
Item 6 - Exhibits and Reports on Form 8-K ..................................................................12

Signatures .................................................................................................13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

emailthatpays.com, Inc.
Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------
===============================================================================================================
                                                                           June 30,                December 31,
                                                                             2000                     1999
                                                                          (Unaudited)               (Audited)
---------------------------------------------------------------------------------------------------------------
Assets
Current assets:
              Cash                                                       $   259,189              $   121,609
              Accounts receivable                                            257,125                  176,688
              Prepaid expenses                                                51,121                   10,510
---------------------------------------------------------------------------------------------------------------
                                                                             567,435                  308,807

Property and equipment, less accumulated amortization                        182,127                  191,115

---------------------------------------------------------------------------------------------------------------
                                                                         $   749,562              $   499,922
===============================================================================================================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
              Accounts payable and accrued liabilities                   $   305,845              $   304,383
              Loans payable - current portion                                 38,323                  121,112
              Lease obligation - current portion                               5,089                    5,002
              Due to related parties - current portion                          --                     55,667
---------------------------------------------------------------------------------------------------------------
                                                                             349,257                  486,164

Loans payable                                                                123,532                  146,766
Lease obligation                                                              19,293                   22,457
Due to related parties                                                          --                     91,137
---------------------------------------------------------------------------------------------------------------
   Total liabilities                                                         492,082                  746,524

Stockholders' equity (deficit):
              Common stock                                                    44,615                   43,140
              Additional paid-in capital                                   3,532,957                2,224,432
              Deficit                                                     (2,291,695)              (1,372,793)
              Deferred stock-based compensation                           (1,015,100)              (1,130,000)
              Accumulated other comprehensive income (loss):
                 Foreign currency translation adjustment                     (13,297)                 (11,381)
---------------------------------------------------------------------------------------------------------------
   Total stockholders' equity (deficit)                                      257,480                 (246,602)


---------------------------------------------------------------------------------------------------------------
                                                                         $   749,562              $   499,922
===============================================================================================================

     See accompanying notes to unaudited consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Operations and Deficit (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
=============================================================================================================================
                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                         June 30,
                                                                2000             1999               2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   311,282       $   290,116       $   544,207       $   456,369

Cost of revenue                                                 248,051           206,247           435,215           334,114
-----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                     63,231            83,869           108,992           122,255
=============================================================================================================================
Operating expenses:
             Depreciation                                        17,786             5,873            31,917             7,965
             Salaries and fringe benefits                       222,842           101,871           483,811           198,979
             Stock-based compensation                            57,450              --             114,900              --
             Legal and accounting                                48,667            18,547            72,589            29,721
             Consulting fees                                     16,363             8,147            67,016            12,562
             Phones and utilities                                 9,056             4,224            20,398             7,526
             Rent                                                21,299             7,421            45,586            20,129
             Advertising and promotion                           30,383             3,932            57,190             9,643
             Other selling, general and administrative           46,137            30,990           123,570            64,683
             ----------------------------------------------------------------------------------------------------------------
                                                                469,983           181,005         1,016,977           351,208

-----------------------------------------------------------------------------------------------------------------------------
Loss from operations                                           (406,752)          (97,136)         (907,985)         (228,953)

Other income (expenses):
             Interest income                                      3,942               860             3,967               958
             Interest expense                                    (5,861)           (8,737)          (14,884)          (14,554)
             ----------------------------------------------------------------------------------------------------------------
                                                                 (1,919)           (7,877)          (10,917)          (13,596)

-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                       (408,671)         (105,013)         (918,902)         (242,549)

Deficit, beginning of period                                 (1,883,024)         (390,329)       (1,372,793)         (252,793)

-----------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                      $(2,291,695)      $  (495,342)      $(2,291,695)      $  (495,342)
=============================================================================================================================

Net loss per common share, basic and diluted                      (0.05)         (105,013)            (0.11)         (242,549)

Weighted average common shares outstanding,                   8,717,597                 1         8,612,130                 1
    basic and diluted
==============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Cash Flows (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
=============================================================================================================================
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             2000                    1999
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
       Net loss                                                                          $  (918,902)             $  (242,549)
       Items not involving cash:
             Depreciation                                                                     31,917                    7,965
             Stock-based compensation                                                        114,900                     --
             Foreign exchange on subsidiary operations                                        (1,916)                  (4,382)
             Loss on disposal of equipment                                                     2,914                     --
       Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable                                      (80,438)                (217,253)
             Decrease (increase) in prepaid expenses                                         (40,612)                  (8,197)
             Increase (decrease) in accounts payable and accrued liabilities                   1,464                  237,212

-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                                (890,673)                (227,204)

Cash flows used in investing activities:
       Purchase of property and equipment                                                    (36,755)                 (85,480)
       Proceeds from disposal of equipment                                                    10,912                     --

-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                 (25,843)                 (85,480)

Cash flows provided by financing activities:
       Increase (decrease) in loans payable                                                 (109,100)                 757,089
       Increase (decrease) in advances from related parties                                 (146,804)                 (65,673)
       Issue of share capital                                                              1,310,000                     --

-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                           1,054,096                  691,416

-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                  137,580                  378,732

Cash, beginning of period                                                                    121,609                   22,264
-----------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                      $   259,189              $   400,996
=============================================================================================================================

Supplementary information:
       Interest paid                                                                          14,884                   14,554
       Income taxes paid                                                                           0                        0

See accompanying notes to unaudited consolidated financial statements.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000


1.       The Company and description of business:

emailthatpays.com, Inc. (the "Company") is incorporated in the state of Florida and is a "permission-based" e-mail marketing and integrated advertising strategies service. Combining online direct marketing technology with promotional and marketing expertise, the Company's infrastructure is set up to deliver a full slate of innovative B2B and B2C marketing solutions to a vast array of products and organizations.

The Company's services include the creation, delivery and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs and comprehensive list management / brokerage capabilities and the planning, integration and execution of both online and offline advertising strategies.

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

2.       Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At June 30, 2000, the Company has positive working capital of $218,178. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required. There is no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

3.       Basis of Presentation:

The unaudited consolidated financial statements of the Company at June 30, 2000 and for the three and six month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2000 are consistent with those used in fiscal 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1999 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on March 30, 2000.


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

5.       Common Stock Options and Stock-based Compensation:

During the six months ending June 30, 2000, the Company, under the terms of its 1999 Equity Compensation Plan (the "Plan"), granted to certain employees a total of 70,000 non-qualified stock options. The options have a three-year vesting period and an exercise price of $6.63 (an amount that approximated or exceeded the market value of the Company stock on the date of the grant). Also during this six-month period, 226,806 options reverted back to the Plan due to changes in the employment and contractual status of certain employees and key advisors.

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

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

5.       Common Stock Options and Stock-based Compensation (Continued):

At June 30, 2000, the Company has recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For the three and six month periods ended June 30, 2000, the Company recorded non-cash compensation expense related to these options of $57,450 and $114,900, respectively.

6.       Capital Stock and Warrants:

On March 5, 2000, the Company issued and sold 275,000 shares of common stock at $5 each for a total of $1,375,000. After deducting a commission / investment-banking fee of 8% or $110,000, the net consideration received for this share issuance is $1,265,000. In connection with the share issuance, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 and an expiry date of March 5, 2003.

On April 26, 2000, the Company issued 20,000 shares of common stock in exchange for promotional goods valued at $45,000.

On June 6, 2000, in connection with the March 5, 2000 share issuance, the Company issued warrants to purchase a further 325,000 shares of common stock. These warrants have an exercise price of $3.25 and an expiry date of June 6, 2003.

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

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000


8.       Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

                                          Three Months Ended June 30            Six Months Ended June 30
                                               2000        1999                     2000          1999
Net loss                                     $408,671    $105,013                 $918,902       $242,549
Other comprehensive (income) / loss:
 Foreign currency translation adjustment        2,372       3,109                    1,916          4,382
Comprehensive loss                           $411,043    $108,122                 $920,818       $246,931

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

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

In December 1999, the Staff of the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. The Company believes their revenue recognition practices are in conformity with the guidelines in SAB 101.

In March 2000, the Financial Accounting Standards Board released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the Company's financial statements.

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

Results of Operations
For the Three and Six Months Ending June 30, 2000 and 1999

Revenue

We earn revenues by delivering online direct marketing, promotional, and informational offers and by developing and implementing integrated marketing and advertising strategies. We charge our advertisers based on a number of criteria including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

Revenue consists of the gross value of our billings to clients and includes the price of the advertising that we purchase from offline and online suppliers. Under marketing services contracts, we recognize the cost of the advertising we purchase for our clients as an expense and the payments we receive from our clients for this advertising as revenue. Under these arrangements, we are ultimately responsible for payment to suppliers for the cost of the advertising that we purchase.

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the second and fourth calendar quarters. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

To date, the vast majority of our revenue has been generated from the provision of integrated marketing and advertising strategies as our email delivery system, relational database program and Canadian email marketing sales offices were not fully operational until February 2000. With increased focus, time and expenditure being directed to these online services, we anticipate proportionate increases in revenue, both in absolute and percentage terms.

Revenues for the quarter ending June 30, 2000 were $311,000, an increase of 33% over the first quarter of 2000 and 7% over the quarter ending June 30, 1999. The increase over the first quarter reflects seasonal fluctuations in retail advertising, which typically are higher in the second and fourth quarters. The increase over last year represents increased spending from existing clients. For the six months ending June 30, 2000, total revenues of $544,000 exceed last year by 19%. This increase results from increased spending by existing clients, partially offset by the loss of one consulting contract that accounted for approximately $35,000 last year.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients. The increases over last year directly correspond to our increased revenue. Additionally, revenues during the first six months of fiscal 2000 contain more integrated advertising services and less consulting services than the same period last year. As consulting services do not involve the purchase of advertising, our cost of revenues is thus proportionately less in 1999.


Operating Expenses

Salaries and benefits for the three months ending June 30, 2000 totaled $223,000, a decrease of $37,000 from the first quarter of fiscal 2000 but an increase of $121,000 over the second quarter of 1999. The decrease from the first quarter represents the savings generated by our decision to reduce our internal technological staff, outsource the maintenance and storage of our technological facilities, and utilize IT professionals on a project-by-project contract basis. The increase over last year, on both a quarterly and year-to-date basis, represents additional staffing levels to support increased client activity and the expansion of sales, marketing, technological and administrative infrastructure.

At June 30, 2000, we have recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For the three and six months ending June 30, 2000, we have recorded non-cash compensation expenses of $57,000 and $115,000, respectively. We expect this level of amortization to continue over each of the next two quarters. As the options were not granted until the fourth quarter of 1999, there is no stock-based compensation for the six months ended June 30, 1999.

The consolidation of our two western Canada offices into one location and the completion of our relational database and email delivery system programs in February resulted in other operating expenses decreasing to $190,000 for the three months ending June 30, 2000 from $230,000 for the three months ending March 31, 2000. Versus last year, quarterly and year-to-date increases in other operating expenses reflect the costs associated with the marketing and development of our "permission-based" email program and services including; the addition of sales offices in western and eastern Canada, preparation of marketing and presentation materials, attendance at conventions, seminars, and client facilities, and ongoing improvements in our technological products.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. As of June 30, 2000 we have positive working capital of $218,178. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. We are seeking to increase revenues through continued marketing of our services; however additional funding will be required by the end of the third quarter. There is no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

Net cash used in operating activities was $891,000 and $227,000 for the six months ending June 30, 2000 and 1999, respectively. Cash used in operations was primarily the result of the net losses of $918,000 and $242,000, for the six months ending June 30, 2000 and 1999 respectively.

Net cash used in investing activities was $26,000 and $85,000 for the six months ending June 30, 2000 and 1999, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $1,054,000 and $691,000 for the six months ending June 30, 2000 and 1999 respectively. Cash provided by financing activities for the six months ending June 30, 2000 consists of $1,310,000 from the issuance of capital stock; less repayments of loans totaling $109,000 and a reduction in advances from related parties of $147,000. Cash provided by financing activities for the period ending June 30, 1999 consists of an increase in loans payable of $757,000, offset by a reduction of $66,000 in advances from related parties.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities.

         On March 5, 2000, the Company issued and sold an aggregate of 275,000 shares of common stock at $5 per share pursuant to Rule 506 of the Securities Act of 1933, as amended. After deducting a commission /investment-banking fee of 8% or $110,000 paid to LCP Capital Corp., the net consideration received for this share issuance is $1,265,000. In connection with this share issuance, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 and an expiry date of March 2003.

         On April 26, 2000, pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued 20,000 shares of common stock in exchange for promotional goods valued at $45,000.

         On June 6, 2000, in connection with the March 5, 2000 share issuance, the Company issued warrants to purchase a further 325,000 shares of common stock. These warrants have an exercise price of $3.25 and an expiry date of June 6, 2003.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 26, 2000. At the meeting four matters were voted on.

    1.  Election of three directors to serve a one-year term ending at the 2001
        Annual Meeting. ......
        Daniel Hunter..........Votes For: 6,970,053Against: 0Abstentions: 315
        James MacKenzie .......Votes For: 6,970,053Against: 0Abstentions: 315
        H. Earl Joudrie........Votes For: 6,970,053Against: 0Abstentions: 315

    2. Approval of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of common shares to 100,000,000.
        ........................Votes For: 6,969,856Against: 512Abstentions: 0

    3.  Approval of the Company's 1999 Equity Compensation Plan
        ........................Votes For: 6,823,987Against: 765Abstentions: 110

    4. Ratification of the selection of KPMG as independent auditors for the fiscal year ending December 31, 2000.
        ........................Votes For: 6,970,093Against: 150Abstentions: 125

Item 5.  Other Information.


         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Furnish the exhibits required by Item 601 Regulation S-B

                27   -  Financial Data Schedule

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EMAILTHATPAYS.COM, INC.



Dated:   August 2, 2000                    By:       /s/ Daniel Hunter
                                                    ---------------------------
                                                     Daniel Hunter
                                                     Chief Executive Officer





                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION                            LOCATION
------                     -----------                            --------

27                    Financial Data Schedule                       *1


*1    Filed electronically pursuant to Item 401 of Regulation S-T.