Form 10QSB
period 2000-09-30
EMAILTHATPAYS COM INC
filed 2000-11-08
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             September 30, 2000
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

                                 (604) 215-2500
                (Issuer's Telephone Number, Including Area Code)


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

                              _X_ Yes   ___ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 6, 2000: 8,723,093 shares of common stock, $.005 par value per share.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2000
                                      INDEX




                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         As of September 30, 2000 (Unaudited) and December 31, 1999............................................3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three and Nine Months Ended September 30, 2000 and September 30, 1999 ........................4
Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2000 and September 30, 1999 ..................................5
Notes to Unaudited Consolidated Financial Statements .......................................................6-10

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................................................11-13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ..................................................................................14
Item 2 - Changes in Securities and Use of Proceeds............................................................14
Item 3 - Defaults Upon Senior Securities......................................................................14
Item 4 - Submission of Matters to a Vote of Security Holders .................................................14
Item 5 - Other Transactions...................................................................................14
Item 6 - Exhibits and Reports on Form 8-K ....................................................................14

Signatures ...................................................................................................15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


emailthatpays.com, Inc.
Consolidated Balance Sheets



                                                                              September 30,          December 31,
                                                                                   2000                  1999
                                                                                (Unaudited)           (Audited)
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
           Cash                                                                 $   7,259             $ 121,609
           Accounts receivable                                                    214,843               176,688
           Prepaid expenses                                                        51,292                10,510
-------------------------------------------------------------------------------------------------------------------
                                                                                  273,394               308,807

Property and equipment, less accumulated amortization                             163,772               191,115

-------------------------------------------------------------------------------------------------------------------
                                                                                $ 437,166             $ 499,922
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
           Accounts payable and accrued liabilities                             $ 249,098             $ 304,383
           Loans payable - current portion                                         78,722               121,112
           Lease obligation - current portion                                       5,118                 5,002
           Due to related parties - current portion                                     -                55,667
-------------------------------------------------------------------------------------------------------------------
                                                                                  332,938               486,164

Loans payable                                                                     111,918               146,766
Lease obligation                                                                   17,678                22,457
Due to related parties                                                                  -                91,137
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                              462,534               746,524

Stockholders' equity (deficit):
           Common stock                                                            44,615                43,140
           Additional paid-in capital                                           3,532,957             2,224,432
           Deficit                                                             (2,631,160)           (1,372,793)
           Deferred stock-based compensation                                     (957,650)           (1,130,000)
           Accumulated other comprehensive income (loss):
             Foreign currency translation adjustment                              (14,130)              (11,381)
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity (deficit)                                           (25,368)             (246,602)


-------------------------------------------------------------------------------------------------------------------
                                                                                $ 437,166             $ 499,922
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Operations and Deficit (unaudited)


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                      2000           1999            2000            1999
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                           $ 227,218       $ 300,371       $ 771,425      $ 756,740

Cost of revenue                                                     185,605         241,531         620,820        575,645
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                                         41,613          58,840         150,605        181,095
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
             Depreciation                                            17,335          12,176          49,252         20,141
             Salaries and fringe benefits                           232,999         184,132         716,811        383,111
             Stock-based compensation                                57,450               -         172,350              -
             Professional fees                                       10,148          26,075          82,737         55,795
             Consulting fees and computer services                   24,736         109,017          93,823        135,102
             Phones and utilities                                     5,376           7,570          25,775         15,096
             Rent                                                    12,033          14,850          57,618         34,979
             Advertising and promotion                                7,770          22,318          64,961         31,961
             Other selling, general and administrative                4,350          52,878         125,847        104,038
             --------------------------------------------------------------------------------------------------------------
                                                                    372,197         429,016       1,389,174        780,223

---------------------------------------------------------------------------------------------------------------------------
Loss from operations                                               (330,584)       (370,176)     (1,238,569)      (599,128)

Other income (expenses):
             Interest income                                            789             899           4,756          1,857
             Interest expense                                        (9,670)         (8,122)        (24,554)       (22,677)
             --------------------------------------------------------------------------------------------------------------
                                                                     (8,881)         (7,223)        (19,798)       (20,820)

---------------------------------------------------------------------------------------------------------------------------
Net loss                                                           (339,465)       (377,399)     (1,258,367)      (619,948)

Deficit, beginning of period                                     (2,291,695)       (495,342)     (1,372,793)      (252,793)

---------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                          $(2,631,160)     $ (872,741)    $(2,631,160)    $ (872,741)
---------------------------------------------------------------------------------------------------------------------------

Net loss per common share, basic and diluted                          (0.04)          (0.07)          (0.15)         (0.34)

Weighted average common shares outstanding,                       8,723,092       5,490,697       8,649,388      1,850,345
    basic and diluted
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Cash Flows (unaudited)



                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                 2000               1999
---------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
       Net loss                                                                            $ (1,258,367)        $ (619,948)
       Items not involving cash:
             Depreciation                                                                        49,252             20,141
             Stock-based compensation                                                           172,350                  -
             Foreign exchange on subsidiary operations                                           (2,749)            (2,592)
             Loss on disposal of equipment                                                        2,914              7,088
       Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable                                         (38,155)          (177,554)
             Decrease (increase) in prepaid expenses                                            (40,782)            (8,190)
             Increase (decrease) in accounts payable and accrued liabilities                    (55,285)           214,187

---------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                                 (1,170,822)          (566,868)

Cash flows used in investing activities:
       Purchase of property and equipment                                                       (35,735)          (210,933)
       Proceeds from disposal of equipment                                                       10,912             14,821

---------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                    (24,823)          (196,112)

Cash flows provided by financing activities:
       Increase (decrease) in loans payable                                                     (81,901)           329,200
       Increase (decrease) in advances from related parties                                    (146,804)           (93,369)
       Issue of share capital                                                                 1,310,000            114,658
       Proceeds from note payable                                                                     -            500,000

---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                              1,081,295            850,489

---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                    (114,350)            87,509

Cash, beginning of period                                                                       121,609             22,264
---------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                             $ 7,259          $ 109,773
---------------------------------------------------------------------------------------------------------------------------

Supplementary information:
       Interest paid                                                                             24,554             22,677
       Income taxes paid                                                                              -                  -


See accompanying notes to unaudited consolidated financial statements.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000


1. The Company and description of business:

emailthatpays.com, Inc. (the "Company") is incorporated in the state of Florida and is a "permission- based" e-mail marketing and integrated advertising strategies service. Combining online direct marketing technology with promotional, marketing and brand expertise, the Company's infrastructure is set up to deliver a full slate of innovative B2B and B2C marketing solutions to a vast array of products and organizations.

The Company's services include the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management / brokerage packages and the creation, integration and execution of both online and offline advertising strategies.

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

2. Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. As of September 30, 2000 the Company has negative working capital of $59,544 and just over $93,000 available through its existing credit facilities. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; nonetheless additional funding will be required within the fourth quarter.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

3. Basis of Presentation:

The unaudited consolidated financial statements of the Company at September 30, 2000 and for the three and nine month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2000 are consistent with those used in fiscal 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1999 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on March 30, 2000.

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

5. Common Stock Options and Stock-based Compensation:

During the nine months ending September 30, 2000, the Company, under the terms of its 1999 Equity Compensation Plan (the "Plan"), granted to certain employees a total of 403,000 non-qualified stock options. The options have a three-year vesting period and exercise prices ranging from $1.35 to $6.63 (amounts that approximated or exceeded the market value of the Company stock on the date of the grant). Also during this nine-month period, 319,861 options reverted back to the Plan due to changes in the employment and contractual status of certain employees and key advisors.

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

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000


5. Common Stock Options and Stock-based Compensation (Continued):

At September 30, 2000, the Company has recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For the three and nine month periods ended September 30, 2000, the Company recorded non-cash compensation expense related to these options of $57,450 and $172,350, respectively.

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

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000


8. Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Nine Months Ended
                                                            September 30                         September 30
---------------------------------------------  -------------------------------------- ----------------------------------
                                                        2000               1999              2000             1999
                                                        ----               ----              ----             ----

---------------------------------------------  ---------------------- --------------- ------------------ ---------------
Net loss                                              $339,465           $377,399         $1,258,367        $619,948

---------------------------------------------  ---------------------- --------------- ------------------ ---------------
Other comprehensive (income) / loss:                       833             (1,790)             2,749           2,592
Foreign currency translation
adjustment
---------------------------------------------  ---------------------- --------------- ------------------ ---------------
Comprehensive loss                                    $340,298           $375,609         $1,261,116        $622,540

------------------------------------------------------------------------------------------------------------------------

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000


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

In December 1999, the Staff of the SEC released Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. The Company believes their revenue recognition practices are in conformity with the guidelines in SAB 101.

In March 2000, the Financial Accounting Standards Board released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non- compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement Regarding Forward-Looking Statements

This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us and about our affiliate companies, including, among other things:

         o  development of an e-commerce market;

         o  our ability to successfully execute our busines model;

         o  growth in demand for Internet products and services; and

         o  adoption of the Internet as an advertising medium.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Results of Operations
For the Three and Nine Months Ending September 30, 2000 and 1999

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

To date, the vast majority of our revenue has been generated from the provision of integrated marketing and advertising strategies as our email delivery system, relational database program and Canadian email marketing sales offices were not fully operational until February 2000. With increased focus, time an expenditure being directed to these online services, we anticipate proportionate increases in revenue, both in absolute and percentage terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Revenues for the quarter ending September 30, 2000 were $227,000, a decrease of 27% from the second quarter of 2000 and 24% from the quarter ending September 30, 1999. The decrease from the second quarter reflects seasonal fluctuations in retail advertising, which typically are higher in the second and fourth quarters, and an increased focus on the marketing of our online services. The decrease from last year results from a reduction in marketing services clients and reduced advertising spending by an existing client. For the nine months ending September 30, 2000, total revenues of $771,000 exceed last year by 2%. This increase reflects increased spending by existing clients, offset by a reduction in the number of marketing services clients and an increased focus on the marketing of our online services.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients and directly corresponds to our revenue levels. Additionally, revenues during the first nine months of fiscal 2000 contain more integrated advertising services and less consulting services than the same period last year. As consulting services do not involve the purchase of advertising, our cost of revenues is thus proportionately less in 1999.

Operating expenses for the three months ending September 30, 2000 totaled $372,000. This amount represents a decrease of $100,000 (21%) from the second quarter of fiscal 2000, a decrease of $175,000 (32%) from the first quarter of 2000 and a decrease of $57,000 (14%) from the third quarter of fiscal 1999. These decreases reflect the completion of the initial development of our relational database and email delivery system programs, consolidation of our two western Canada offices into one location, controlled use of professional services and the savings generated by our decision to reduce our internal technological staff, outsource the maintenance and storage of our technological facilities and utilize IT professionals on a project-by-project contract basis.

On a year-to-date basis, increases over last year reflect additional staffing levels associated with infrastructure expansion, deferred stock-based compensation and the marketing of our "permission-based" email program and services including; the addition of sales offices in western and eastern Canada, preparation of marketing and presentation materials, and attendance at conventions, seminars, and client facilities.

At September 30, 2000, we have recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For the three and nine months ending September 30, 2000, we have recorded non-cash compensation expenses of $57,450 and $172,350, respectively. We expect this level of amortization to continue over each of the next several quarters. As the options were not granted until the fourth quarter of 1999, there is no stock-based compensation for the nine months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. As of September 30, 2000 we have negative working capital of $59,544 and just over $93,000 available through our existing credit facilities. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. We are seeking to increase revenues through continued marketing of our services; nonetheless additional funding will be required within the fourth quarter.

We are working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

Net cash used in operating activities was $1,171,000 and $567,000 for the nine months ending September 30, 2000 and 1999, respectively. Cash used in operations was primarily the result of the net losses of $1,258,000 and $620,000, for the nine months ending September 30, 2000 and 1999 respectively.

Net cash used in investing activities was $25,000 and $196,000 for the nine months ending September 30, 2000 and 1999, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $1,081,000 and $850,000 for the nine months ending September 30, 2000 and 1999 respectively. Cash provided by financing activities for the nine months ending September 30, 2000 consists of $1,310,000 from the issuance of capital stock; less repayments of loans totaling $82,000 and a reduction in advances from related parties of $147,000. Cash provided by financing activities for the period ending September 30, 1999 consists of $115,000 from the issuance of capital stock, an increase in loans and notes payable of $829,000 and a reduction of $66,000 in advances from related parties.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On March 5, 2000, the Company issued and sold an aggregate of 275,000 shares of common stock at $5 per share pursuant to Rule 506 of the Securities Act of 1933, as amended. After deducting a commission / investment-banking fee of 8% or $110,000 paid to LCP Capital Corp., the net consideration received for this share issuance is $1,265,000. In connection with this share issuance, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 and an expiry date of March 2003.

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


                                                     EMAILTHATPAYS.COM, INC.



Dated: November 6, 2000                              By: /s/ Daniel Hunter
                                                         -------------------
                                                         Daniel Hunter
                                                         Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION                               LOCATION
------                       -----------                               --------

27                           Financial Data Schedule                      *1








--------------
*1 Filed electronically pursuant to Item 401 of Regulation S-T.