Form 10KSB
period 2000-12-31
EMAILTHATPAYS COM INC
filed 2001-04-02
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

    For the fiscal year ended  December 31, 2000
                             ---------------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for its most recent fiscal year were $1,000,435

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 16, 2001 was $1,082,642, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the Nasdaq OTC Bulletin Board.

As of March 16, 2001, the Registrant had outstanding 8,723,092 shares of common stock.

Transitional Small Business Disclosure Format (check one).

YES      NO  X
    ---     ---

PART I

Cautionary Statement Regarding Forward-Looking Statements

         This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us and about our subsidiary companies, including, among other things:

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

During September 1999, the Company's Board of Directors also approved as a dividend the distribution of 100% of the stock held by the Company of its subsidiary VidKid Distribution Inc. to the shareholders of the Company as of September 29, 1999 (the "VidKid Spin-off"). Registration Statements with respect to this public distribution have been filed and it is expected that this distribution will be completed during the second quarter of 2001. In conjunction with the Merger, the shareholders of email Nevada waived any right to participate in or receive any interest in VidKid pursuant to the VidKid Spin-off.

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

The Company's historical financial statements reflect the financial position, results of operations and cash flows of email Nevada since its inception and include the operations of the Company from the date of the effective recapitalization, being October 22, 1999. Stockholders' equity gives effect to the shares issued to the shareholders of email Nevada prior to October 22, 1999 and of the Company thereafter.

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

Overview of Business

This Overview of Business contains forward-looking statements. See our Cautionary Statement Regarding Forward-Looking Statements.

General

We are a permission-based email marketing and integrated advertising strategies company. Combining online direct marketing technology with promotional, marketing and brand expertise, our infrastructure is set up to deliver a full slate of innovative B2B and B2C marketing solutions to a vast array of products and organizations.

Our services include the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management / brokerage packages and the creation, integration and execution of both online and offline advertising strategies.

The Internet represents a revolutionary vehicle for businesses through its ability to deliver information and advertisements that can be tailored for individuals and quickly modified based on the end users' responses and profiles.

However, significant challenges must often be overcome in order for businesses to take full advantage of the Internet as a marketing tool. Some of these challenges include the scale and complexity of the Internet, the costs and time associated with data research and analysis, the difficulties involved in implementing and operating customer retention and branded loyalty programs, technological barriers and the integration of traditional advertising with Internet advertising.

Through the integrated approach of our 100% owned subsidiaries, emailthatpays.com ("EMTP") and Coastal Media Group Ltd. ("CMG"), we are positioned to help businesses overcome these challenges.

EMTP's proprietary relational database and custom delivery mechanism provide the technology to deliver, track, and analyze highly targeted online "one-to-one" marketing campaigns and custom loyalty programs. This comprehensive email marketing system delivers a seamless end-to-end solution that enables marketers to develop and sustain responsible, two-way relationships with audiences while avoiding the problems associated with sending untargeted messages.

CMG, a full service advertising agency, supplies proven expertise in the creation, integration and execution of both online and offline advertising strategies. The Internet affects every company, whether it is competing in the information arena or locally against international competition. With expertise in both traditional advertising and e-commerce, CMG understands how technology is changing the industry and can position clients to take advantage of these changes now and in the future.

The Market

The Internet has emerged as a global medium, enabling millions of people worldwide to communicate, share information and conduct business electronically. This emergence, combined with the rapid growth and complexity of the Internet as an advertising and marketing vehicle, has greatly expanded the importance being placed by businesses on the use of the Internet to enhance relationship management, expand brand development and cultivate new and existing customers.

Email is the most widely used application on the Internet today and its proliferation has been critical to the growth of e-commerce. Businesses use email as the primary means to proactively communicate with their customers online. For example, email is often used to confirm electronic transactions and to notify customers of important new developments or product offerings.

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

o Data mining capabilities that allow clients to perform, virtually in real-time, tests with highly targeted groups, thereby generating higher response rates at significantly lower costs.

Mainly due to these advantages, advertisers are committing significantly more dollars to online direct marketing campaigns than to other forms of Internet advertising. Forrester Research projects direct marketing to increase its share of Internet advertising expenditures from 15% in 1999 to 53% in 2004. Additionally, Jupiter Communications projects that commercial e-mail marketing will grow from $164 million in 1999 to $7.3 billion in 2005, cannibalizing 13% of direct mail revenues.

Businesses face many challenges in successfully marketing on the Internet. These challenges range from goal setting to strategy deployment, from database development to research and analysis, from technological infrastructure requirements to the integration of traditional advertising with Internet advertising.

Research has shown that marketers who outsource the delivery and list management of their email have higher conversion rates than those that keep email operations in-house.

According to the Gartner Group, by 2001, the North American market for outsourced messaging services will grow to $2.56 billion. By year-end 2000, at least 40 percent of enterprises will outsource at least 20 percent of their email budget.

Outsourcing allows advertisers to focus on their core business, use their resources more effectively, reduce operating costs, generate increased revenue opportunities and retain content control without having to hire more staff.

Business Development Strategy

We believe that the rapid growth and complexity of the Internet as an advertising medium combined with the difficulties management faces in implementing effective and cost efficient online advertising strategies will lead many companies to outsourced solutions. Therefore, there is a significant opportunity for a company that can overcome the barriers to one-to-one marketing and loyalty on the Internet, and bring cost-effective direct marketing and integrated advertising strategies to the online market.

To meet this opportunity, we continue to implement the following strategies:

o Provide Superior Client Service. Our package of online direct marketing technology and integrated offline and online marketing expertise provides clients with all the advantages of a "one-stop" service.

o Leverage Our Advertising Contacts. We forecast utilizing our advertising agency and media contacts to aggressively expand our client base, establish cooperative relationships with advertising agencies and seize opportunities for the expansion of online direct marketing expenditures.

o Target Demographically. We intend to separate our market into targeted sections and offer exclusive opportunities to advertisers by utilizing distinct domain names that we own and are developing. We will focus our marketing efforts on business verticals that deliver the greatest probability for growth through on-line communications.

o Leverage Our Direct Marketing Expertise. Our experience in managing traditional direct marketing allows us the opportunity to maximize our advertisers' response rates thereby increasing customer retention and providing superior return on an advertiser's investment.

o Cultivate Trust. Our foundation is based on committed long-term relationships with clients. We embrace responsible business practices and look to maintain and improve industry standards regarding privacy, confidentiality, "double" opt-in practices, one click opt-out structures and ongoing "netiquette" developments.

o Develop Technology Leadership. We have built and utilize a high caliber, relational database. Our network architecture and database development is designed to take advantage of the scalability, reliability and efficiency of Sun Microsystems' Solaris operating system, the Oracle 8i database infrastructure and the cluster capabilities provided by Linux technology. Our custom delivery mechanism provides the capacity to deliver high loads of promotional messages in a variety of innovative formats - streaming video, audio, animation, embedded technologies and graphics.

o Pursue Strategic Acquisitions and Alliances. We intend to aggressively pursue strategic alliances and acquisitions to access new geographic markets and client bases, offer new products and services, obtain additional proprietary technologies and extend our capabilities through emerging digital media developments.

Our Product

We believe the future of marketing belongs to businesses that can decode consumer behavior by anticipating needs, tracking buying habits, individually customizing and adapting their offerings. They will consider their target market to be each individual consumer. They'll generate loyalty by respecting and rewarding consumers for their time, providing tangible value.

We have developed a proprietary opt-in engine or email marketing system that will not only manage the acquisition of customer demographical information, but also maintain and modify that information through experiential usage patterns. This comprehensive system delivers a seamless end-to-end solution that enables marketers to develop and sustain responsible, two-way relationships with audiences while avoiding the problems associated with sending untargeted messages. Our data mining capabilities allow clients to use real-time feedback, demographics, psychographics and consumer trends to change strategies, creative, or promotional offers within minutes.

To us however, marketing is much more than technology. It's people. Through CMG, our full-service advertising agency, we provide a complete approach to advertising.

The CMG team is a unique mix; capitalizing on our diverse experience, we offer a different approach to the advertising business. Most of CMG's members are not from other agencies but from "the other side of the industry". Therefore, we understand the perspective of the client and the media. This enables us to constantly address the changes and realities of the marketplace.

Our products and services include:

         1. Integrated (traditional/offline and online) b2b and b2c marketing solutions.
         2. Creative direction and production.
         3. Innovative delivery technologies.
         4. Multiple email deployment formats.
         5. Permission-based email list access.
         6. Customer profile and tracking systems.
         7. List management and brokerage.
         8. Comprehensive data mining capabilities.
         9. High volume delivery.
         10. Customer acquisition campaigns.
         11. Test plans.
         12. Customized reporting.
         13. E-commerce integration.
         14. Reward programs.
         15. Contests.

Competition

The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. With no significant barriers to entry and increasing attention being placed on the Internet as a means of advertising and direct marketing, we expect that competition will continue to increase. As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. We may also face competition from established online portals and community web sites, traditional list brokers, banner advertising managers, online advertising technology providers, and customer management and retention service companies and traditional advertising agencies.

Currently, several companies (PostmasterDirect, Digital Impact, MessageMedia, E-Dialog, and Flonetworks) offer competitive online services or products - each with certain strengths and areas of expertise.

Our ability to compete and generate revenue from businesses will depend on our skill in differentiating the services and technology we provide and our success in delivering online direct marketing, custom loyalty, list management / brokerage and integrated advertising programs that meet our client's business objectives.

Employees

We currently have 14 employees.

Item 2.  Description of Property

Under an operating lease with an expiration dated through 2004, we lease 2,760 square feet of space at 428 West 6th Ave., Vancouver, British Columbia at an annual cost of $39,717. The lease is non-cancelable through May 31, 2002 with the final two years being at the Company's option.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


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

                                                       High    Low
                                                       ----    ---
         January 1, 1999 - March 31, 1999              5.12    3.50
         April 1, 1999 - June 30, 1999                 3.62    0.81
         July 1, 1999 - September 30, 1999             0.46    0.13
         October 1, 1999 - December 31, 1999           7.12    0.44
         January 1, 2000 - March 31, 2000             12.00    6.62
         April 1, 2000 - June 30, 2000                 8.63    3.00
         July 1, 2000 - September 30, 2000             4.13    1.28
         October 1, 2000 - December 31, 2000           1.31    0.34

As of December 31, 2000 the closing bid price of our common stock was $.34. At December 31, 2000, there were 82 holders of record of 6,809,693 shares of common stock. There are approximately 913,400 shares held in street name.

No cash dividends have been declared with respect to our common stock since inception. We are not likely to pay any dividends in the foreseeable future. We intend to reinvest any earnings in our operations.

The transfer agent for our securities is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania.

Recent Sales of Unregistered Securities

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

Overview

We are a permission-based email marketing and integrated advertising strategies company. Combining online direct marketing technology with promotional, marketing and brand expertise, our infrastructure is set up to deliver a full slate of innovative B2B and B2C marketing solutions to a vast array of products and organizations.

Our services include the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management / brokerage packages and the creation, integration and execution of both online and offline advertising strategies.

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

The Company's historical financial statements reflect the financial position, results of operations and cash flows of email Nevada since its inception and include the operations of the Company from the date of the effective recapitalization, being October 22, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of email Nevada prior to October 22, 1999 and of the Company thereafter.

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

Revenues for the year ending December 31, 2000 were $1,000,000, a decrease of 9% from the year ending December 31, 1999. This decrease results from an increased focus on the marketing of our online services, a reduction in marketing services clients - offset by a net increase in spending by existing clients.

Cost of Revenue

Cost of revenue represents the cost of advertising purchased for clients and directly corresponds to our revenue levels. Additionally, revenues during fiscal 2000 contain more integrated advertising services and less consulting services than the same period last year. As consulting services do not involve the purchase of advertising, our cost of revenues is thus proportionately less in 1999.

Operating Expenses

Operating expenses for the year ending December 31, 2000 totaled $1,787,000, an increase of $434,000 (32%) over the year ending December 31, 1999. This increase reflects additional staffing levels associated with infrastructure expansion, deferred stock-based compensation and the marketing of our permission-based email program and services including; the addition of sales offices in western and eastern Canada, preparation of marketing and presentation materials, and attendance at conventions, seminars, and client facilities.

Since the end of the first quarter of fiscal 2000, we have taken steps to substantively reduce our ongoing operating costs. These steps include the completion of the initial development of our relational database and email delivery system programs, consolidation of our two western Canada offices into one location, controlled use of professional services and the decision to reduce our internal technological staff, outsource the maintenance and storage of our technological facilities and utilize IT professionals on a project-by-project contract basis.

At December 31, 2000, we have recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For the year ending December 31, 2000 we have recorded non-cash compensation expenses of $230,000. We expect this level of amortization to continue for the next three years. As the options were not granted until the fourth quarter of 1999, stock-based compensation of $19,000 for the year ending December 31, 1999 represents only one month of amortization.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. As of December 31, 2000 we have negative working capital of $272,000 and just over $33,000 available through our existing credit facilities. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. We are seeking to increase revenues through continued marketing of our services; nonetheless additional funding will be required.

We are working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

Net cash used in operating activities was $1,296,000 and $1,000,000 for the years ending December 31, 2000 and 1999, respectively. Cash used in operations was primarily the result of the net losses of $1,635,000 and $1,120,000, for the years ending December 31, 2000 and 1999 respectively.

Net cash used in investing activities was $30,000 and $211,000 for the years ending December 31, 2000 and 1999, respectively and relates to purchases of property and equipment. Purchases in 1999 include computer hardware associated with the development of our relational database and email delivery systems.

Net cash provided by financing activities was $1,196,000 and $1,310,000 for the years ending December 31, 2000 and 1999 respectively. Cash provided by financing activities for the year ending December 31, 2000 consists of $1,265,000 from the issuance of capital stock and $50,000 from the issuance of a note payable; less repayments of loans totaling $31,000 and a reduction in advances from related parties of $87,000. Cash provided by financing activities for the year ending December 31, 1999 consists of $1,115,000 from the issuance of capital stock, an increase in loans of $295,000 and a reduction of $99,000 in advances from related parties.

FACTORS AFFECTING OPERATING RESULTS

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO CONTINUE OPERATIONS AND PURSUE FUTURE GROWTH

As of January 31, 2001, we have fully utilized our existing credit facilities. Advances from a stockholder-controlled company are funding our current operations. Our ability to meet our current obligations is dependent upon these advances. We need to raise funds in order to continue operations and implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to continue operations, implement our strategies, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures will be significantly limited. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences or privileges senior to those of our current stockholders.

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY

We incurred a net loss of $1,635,000 during the year ended December 31, 2000 and $1,120,000 during the period ended December 31, 1999. We require substantive levels of spending and financing to implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. As a result, we expect net losses and negative cash flows for the next several quarters. We expect to incur net losses through 2001.

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

Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

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

COMPETITION FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. With no significant barriers to entry and increasing attention being placed on the Internet as a means of advertising and direct marketing, we expect that competition will continue to increase in the near term. Our primary long-term competitors may not yet have entered the market.

Our ability to generate revenue from businesses will depend on our skill in differentiating the services and technology we provide and our success in delivering online direct marketing, custom loyalty and integrated advertising programs that meet our client's business objectives. Currently, several companies (PostmasterDirect, 24-7, MessageMedia and E-Dialog) offer competitive online services or products. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.

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

OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES EXERCISE SIGNIFICANT CONTROL OVER OUR COMPANY.

Some of our directors and executive officers, and certain of their affiliates, individually and as a group, effectively control us and direct our affairs and business, including any determination with respect to the acquisition or disposition of assets by us, future issuance's of common stock or other securities by us, declaration of dividends on our common stock and the election of directors. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company.

Item 7.  Financial Statements

Audited Consolidated Financial Reports for Years ended December 31, 2000 and
1999.
         o  Independent Auditors Report
         o  Consolidated Balance Sheets
         o  Consolidated Statements of Operations and Deficit
         o  Consolidated Statement of Stockholders' Equity
         o  Consolidated Statement of Cash Flows
         o  Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

         Our directors and executive officers, their ages and positions are set forth below:

Name                          Age          Title
----                          ---          -----
Daniel Hunter                 41           Chief Executive Officer, Director

Donald James MacKenzie        44           President and Secretary, Director

Bruce Hamlin                  43           Vice-President

Mitch Drew                    38           Vice President of Sales

Earl Joudrie                  67           Director

Lynne Manning                 58           Director


Mr. Hunter was appointed our Chief Executive Officer and a Director in October 1999. Mr. Hunter was appointed Chief Executive Officer and a Director of email Nevada in July 1999. Since September 1998, Mr. Hunter has been the Chief Executive Officer and a Director of Coastal Media Group Ltd. From 1993 to 1998, Mr. Hunter was an account executive and Partner at Canaccord Capital and has participated in the financing of numerous private and public companies.

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

Mr. Joudrie became a director on March 24, 2000. Mr. Joudrie is Chairman of the Board of Gulf Canada Resources Ltd. (NYSE:GOU) and Algoma Steel, Inc. (NASD:ALGSF) and is a Director of Abitibi-Consolidated (CC:A), Canadian Tire Corp. LTD. (CT:CTR/A), and Atco Ltd. (CC:ACO/X).

Ms. Manning joined us as a Director on June 27, 2000. From 1990 to 1999 Ms. Manning was the Vice-President and Managing Director of Kelly Services (Canada) Ltd.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own more than ten percent of our common stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

         Based on representations received from Reporting Persons, we believe that, except for the Form 3 filings required of Mr. Joudrie and Ms. Manning when they became directors and the Form 4 filings required of Mr. Giovinazzo when he left as an executive officer, all filings required to be made by the Reporting Persons for the year 2000 have been made.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Daniel Hunter, (ii) Donald James MacKenzie and (iii) Bruce Hamlin.

                           Summary Compensation Table

                                           Annual Compensation                              Long-Term Compensation
                                 ----------------------------------------------------------------------------------------------
                                                                                   Awards                     Payouts
                                                                          -----------------------------------------------------
                                                           Other                         Securities
                                                           Annual         Restricted     Underlying                   All Other
                                                           Compen-        Stock          Options/        LTIP         Compen-
                       Year      Salary         Bonus      sation         Award          SAR             Payouts      sation
                       ----      ------         -----      ------         -----          ---             -------      ------
Daniel Hunter,         2000      $146,445          -           -             -           35,000             -             -
Chief Executive        1999      $ 89,584          -           -             -           70,000             -             -
Officer


Donald James           2000      $122,700          -           -             -           35,000             -           2,448 (1)
MacKenzie, President   1999      $103,684          -           -             -           70,000             -             776 (1)

Bruce Hamlin           2000      $100,997          -           -             -           35,000             -           2,162 (1)
Vice President         1999      $ 50,787          -           -             -           70,000             -             935 (1)


(1) Term life insurance premiums paid by us.

The following Option / SAR Grants Table shows information regarding grants of stock options in this last completed fiscal year to the executive officers named in the Summary Compensation Table.

                            Option / SAR Grants Table

---------------------------------------------------------------------------------------------------
                            Number of           Percent of Total
                            Securities          Options/SARs
                            Underlying          Granted To
                            Options / SARs      Employees In          Exercise or      Expiration
                            Granted (#)         Fiscal Year           Base Price       Date
---------------------------------------------------------------------------------------------------
Daniel Hunter               35,000              9%                    $1.35            08-23-2010
---------------------------------------------------------------------------------------------------
Donald James MacKenzie      35,000              9%                    $1.35            08-23-2010
---------------------------------------------------------------------------------------------------
Bruce Hamlin                35,000              9%                    $1.35            08-23-2010
---------------------------------------------------------------------------------------------------

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

        Aggregate Options / SAR Exercises in and Fiscal Year-End Option /
                                SAR Value Table


--------------------------------------------------------------------------------------------------------
                                                           Number of
                                                           Securities
                                                           Underlying            Value of
                                                           Unexercised           Unexercised
                                                           Options/SARs At       In-the-Money Options/
                            Share                          FY-End (#)            SARs at FY-End ($)
                            Acquired On     Value          Exercisable/          Exercisable/
                            Exercise        Realized       Unexercisable         Unexercisable
--------------------------------------------------------------------------------------------------------
Daniel Hunter               -               -              27,222 / 77,778       0/0 (1)
--------------------------------------------------------------------------------------------------------
Donald James MacKenzie      -               -              27,222 / 77,778       0/0 (1)
--------------------------------------------------------------------------------------------------------
Bruce Hamlin                -               -              27,222 / 77,778       0/0 (1)
--------------------------------------------------------------------------------------------------------

(1) FY-End Option/SAR Values based on exercise prices of $5.75 per share for 70,000 options and $1.35 per share for 35,000 options and 12-31-00 closing price of $0.34 per share.

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


                            Security Ownership Table


        Name and Address of        Amount and Nature of
        Beneficial Owner (1)         Beneficial Owner         Percent of Class
        --------------------         ----------------         ----------------

Daniel Hunter (2)                      1,533,055 (3)                17.2

Bruce Hamlin (4)                         308,055 (3)                 3.4

Donald James MacKenzie (5)             1,533,055 (3)                17.2

Mitch Drew                               108,055 (6)                 1.2

Michael Marcus (7)                       500,000 (8)                 5.7

All executive officers and             3,482,220                    39.0
directors as a group (9)

(1) Unless otherwise indicated, the business address of all beneficial owners is 428 West 6th Avenue, Vancouver, BC V5Y 1L2.

(2) Mr. Hunter's shares are held by Hunter Holdings Inc. Mr. Hunter is the sole shareholder of Hunter Holdings Inc.

(3) Includes 33,055 shares which the holder has the right to acquire within 60 days upon the exercise of stock options.

(4) Mr. Hamlin's shares are held by Hamlin Holdings Inc. Mr. Hamlin is the sole shareholder of Hamlin Holdings Inc.

(5) Mr. MacKenzie's shares are held by Vicdra Holdings Inc. Mr. MacKenzie is the sole shareholder of Vicdra Holdings Inc.

(6) Includes 108,055 shares which the holder has the right to acquire within 60 days upon the exercise of stock options.

(7) Mr. Marcus' address is 27622 Pacific Coast Highway, Malibu, CA 90265.

(8) Includes 300,000 shares held by Canmarc Trading, Inc., a company which is controlled by Mr. Marcus.

(9) Includes shares held by Messrs. Hunter, Hamlin, MacKenzie and Drew. Also includes 207,220 shares which the holders have the right to acquire within 60 days upon the exercise of stock options.

Item 12. Certain Relationships and Related Transactions

As presented in the following table, Mr. Hunter, our Chief Executive Officer, has through a controlled company advanced funds to us for working capital purposes.

------------------------------------------------------------------------------
                                         December 31,             December 31,
                                             2000                     1999
------------------------------------------------------------------------------
Controlled company                        $ 60,020                 $ 146,804
------------------------------------------------------------------------------
Less: current portion                                                 55,667
                                          --------                 ---------
------------------------------------------------------------------------------
                                          $ 60,020                 $  91,137
------------------------------------------------------------------------------

The advance from the controlled company is unsecured, bears interest at an annual rate of 7% and has no set terms of repayment.

Mr. Hunter also personally guarantees our loans payable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     emailthatpays.com, Inc.

                                     By: /s/ Daniel Hunter
                                         --------------------------------------
                                         Daniel Hunter, Chief Executive Officer,
                                         Principal Accounting and Financial
                                         Officer, Director


                                     By: /s/ Donald James MacKenzie
                                         --------------------------------------
                                         Donald James MacKenzie, President
                                         and Secretary, Director


                                     By: /s/ Earl Joudrie
                                         --------------------------------------
                                         Earl Joudrie, Director


         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on March 28, 2001.

         By: /s/ Daniel Hunter
             ----------------------------------------
             Daniel Hunter, Chief Executive Officer,
             Principal Accounting and Financial
             Officer, Director

         By: /s/ Donald James MacKenzie
             ----------------------------------
             Donald James MacKenzie, President
             and Secretary, Director

         By: /s/ Earl Joudrie
             -----------------------
             Earl Joudrie, Director

Item 13. Exhibits and Reports on Form 8K

         (a) Exhibits

                 2.1 Agreement and Plan of Merger and Reorganization, dated as of September 17, 1999, by and among Realm Production and Entertainment, Inc., Realm Acquisition Corp., and emailthatpays.com (Previously filed)

                 3.1 Articles of Amendment to the Articles of Incorporation of Realm Production and Entertainment, Inc. (Previously filed)

                 3.2 Articles of Amendment to the Articles of Incorporation of tvtravel.com, Inc. (Previously filed)

                 4.1  1999 Equity Compensation Plan (Previously filed)

                 21   Subsidiaries. (Previously filed)

         (b)      Reports on Form 8-K

         None.

                             emailthatpays.com, Inc.
               Index to Audited Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                        With Independent Auditors' Report



                                                                           Page
                                                                           ----


Independent Auditors' Report................................................F-1
Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations and Deficit...........................F-3
Consolidated Statement of Stockholders' Equity..............................F-4
Consolidated Statements of Cash Flows.......................................F-5
Notes to Consolidated Financial Statements...........................F-6 - F-18

                      Audited Consolidated Financial Statements of

                      emailthatpays.com, Inc.

                      Years ended December 31, 2000 and 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
emailthatpays.com, Inc.

We have audited the accompanying consolidated balance sheets of emailthatpays.com, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations and deficit, stockholders' deficit and comprehensive loss and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of emailthatpays.com, Inc. as of December 31, 2000 and December 31, 1999, and the results of operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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





KPMG LLP

Chartered Accountants

Victoria, Canada

March 20, 2001
emailthatpays.com, Inc.
Consolidated Balance Sheets

December 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------
                                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                                    $          -           $  121,609
     Accounts receivable                                                           74,932              176,688
     Prepaid expenses                                                              55,224               10,510
-------------------------------------------------------------------------------------------------------------------
                                                                                  130,156              308,807

Property and equipment, less accumulated depreciation (note 4)                    150,951              191,115

-------------------------------------------------------------------------------------------------------------------
                                                                             $    281,107           $  499,922
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                                       $      8,479           $        -
     Accounts payable and accrued liabilities                                     229,106              280,818
     Accrued salaries                                                              19,285               23,565
     Loans payable - current portion                                              139,741              121,112
     Lease obligation - current portion                                             5,242                5,002
     Due to related parties - current portion                                           -               55,667
-------------------------------------------------------------------------------------------------------------------
                                                                                  401,853              486,164

Loans payable (note 6)                                                            102,508              146,766
Note payable (note 7)                                                              50,000                    -
Lease obligation (note 8)                                                          16,373               22,457
Due to related parties (note 5)                                                    60,020               91,137
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                              630,754              746,524

Stockholders' deficit (notes 9 and 10):
     Common stock                                                                  44,615               43,140
     Additional paid-in capital                                                 3,532,957            2,224,432
     Deferred stock-based compensation                                           (900,200)          (1,130,000)
     Deficit                                                                   (3,008,038)          (1,372,793)
     Accumulated other comprehensive loss                                         (18,981)             (11,381)
-------------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                               (349,647)            (246,602)

Commitment (note 13)
-------------------------------------------------------------------------------------------------------------------
                                                                             $    281,107           $  499,922
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Operations and Deficit

Years ended December 31, 2000 and 1999

---------------------------------------------------------------------------------------------------------------
                                                                                   2000                1999
---------------------------------------------------------------------------------------------------------------
Revenue                                                                      $  1,000,435         $  1,102,732

Cost of revenue                                                                   823,515              838,496
---------------------------------------------------------------------------------------------------------------
Gross profit                                                                      176,920              264,236

Operating expenses:
     Depreciation                                                                  67,695               30,908
     Salaries and fringe benefits                                                 923,822              603,426
     Stock-based compensation                                                     229,800               19,000
     Legal and accounting                                                         100,414              146,450
     Consulting fees and computer services                                        123,925              257,414
     Phones and utilities                                                          31,737               28,723
     Rent                                                                          77,968               50,752
     Advertising and promotion                                                     73,264              104,187
     Other selling, general and administrative                                    158,752              112,323
---------------------------------------------------------------------------------------------------------------
                                                                                1,787,377            1,353,183

---------------------------------------------------------------------------------------------------------------
Loss from operations                                                           (1,610,457)          (1,088,947)

Other income (expenses):
     Interest income                                                                4,755                2,184
     Interest expense                                                             (29,543)             (33,238)
---------------------------------------------------------------------------------------------------------------
                                                                                  (24,788)             (31,054)

---------------------------------------------------------------------------------------------------------------
Net loss                                                                    $   1,635,245         $  1,120,001
---------------------------------------------------------------------------------------------------------------

Net loss per common share, basic and diluted                                $       (0.19)        $      (0.33)

Weighted average common shares outstanding,
   basic and diluted (note 3(k))                                                8,667,914            3,397,856
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Stockholders' Deficit

Year ended December 31, 2000


                                                        Additional                     Deferred
                                           Common        paid in                         stock        Comprehensive     Stockholders
                                            stock        capital         Deficit     compensation         loss            deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $      -          3,914       (252,792)             -            2,623         (246,255)

Shares issued in connection with:
     Issuance of common stock
       (8,428,092 shares)                   42,140      1,072,518              -              -                -        1,114,658
     Deferred stock-based
       compensation                          1,000      1,148,000              -     (1,149,000)               -                -
Amortization of deferred compensation            -              -              -         19,000                -           19,000
Net loss                                         -              -     (1,120,001)             -                -       (1,120,001)
Comprehensive income (loss):
     Foreign exchange translation
       adjustment                                -              -              -              -          (14,004)         (14,004)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                43,140      2,224,432     (1,372,793)    (1,130,000)         (11,381)        (246,602)

Shares issued in connection with:
     Private placement for cash
       (275,000 shares)                      1,375      1,263,625              -              -                -        1,265,000
     Acquisition of promotional
       goods (20,000 shares)                   100         44,900              -              -                -           45,000
Amortization of deferred compensation            -              -              -        229,800                -          229,800
Net loss                                         -              -     (1,635,245)             -                -       (1,635,245)
Comprehensive income (loss):
     Foreign exchange translation
       adjustment                                -              -              -              -           (7,600)          (7,600)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              $ 44,615      3,532,957     (3,008,038)      (900,200)         (18,981)        (349,647)

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Cash Flows

Years ended December 31, 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                                                                   2000                 1999
----------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                                $ (1,635,245)        $ (1,120,001)
     Items not involving cash:
         Depreciation                                                              67,695               30,908
         Stock-based compensation                                                 229,800               19,000
         Foreign exchange on subsidiary operations                                 (7,600)             (14,004)
         Loss on disposal of equipment                                              2,914                8,241
     Changes in operating assets and liabilities:
         Change in accounts receivable                                            116,048             (160,207)
         Change in prepaid expenses                                                   286              (10,256)
         Change in accounts payable and accrued liabilities                       (66,004)             255,184
         Increase in accrued salaries                                              (4,280)              (9,044)
----------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                     (1,296,386)          (1,000,179)

Cash flows used in investing activities:
     Purchase of property and equipment                                           (41,336)            (229,886)
     Proceeds from disposal of equipment                                           10,891               18,808
----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                        (30,445)            (211,078)

Cash flows from financing activities:
     Proceeds from loans payable                                                        -              295,337
     Repayment of loans payable                                                   (31,473)                   -
     Proceeds from bank indebtedness                                                8,479                    -
     Proceeds from notes payable                                                   50,000                    -
     Proceeds from (repayment of) advances
       from related parties                                                       (86,784)             (99,393)
     Issue of common shares for cash                                            1,375,000            1,114,658
     Share issue costs                                                           (110,000)                   -
----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                  1,205,222            1,310,602

----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                      (121,609)              99,345

Cash, beginning of year                                                           121,609               22,264

----------------------------------------------------------------------------------------------------------------
Cash, end of year                                                            $          -         $    121,609
----------------------------------------------------------------------------------------------------------------

Supplementary information:
     Interest paid                                                           $     29,543         $     33,238
     Income taxes paid                                                                  -                    -
----------------------------------------------------------------------------------------------------------------

During the year, 20,000 common shares were issued to acquire promotional goods.

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


1.   The Company and description of business:

     emailthatpays.com, Inc. (the "Company") is incorporated in the state of Florida and is a "permission-based" e-mail marketing and integrated advertising strategies service. The Company's services include the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and offline advertising strategies.

     On October 22, 1999, the Company, then named Realm Production and Entertainment, Inc. ("Realm"), a public company listed on the over-the-counter bulletin board in the United States, issued 6,572,000 shares of its common stock in connection with the merger of a wholly-owned subsidiary of Realm with and into emailthatpays.com ("email Nevada"), a company incorporated in the State of Nevada. This transaction was accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common shares for consideration equal to the net monetary assets of Realm. On October 27, 1999 Realm changed its name to tvtravel.com Inc. and subsequently on December 21, 1999 to emailthatpays.com, Inc.

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

2.   Liquidity and future operations:

     The Company has sustained net losses and negative cash flows from operations since its inception. At December 31, 2000, the Company has negative working capital of $271,697. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

     Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


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

     (c) Revenue recognition:

         The Company earns revenue by charging fees for sending targeted e-mail and for providing integrated marketing and advertising solutions. Revenue is recognized in accordance with contractual arrangements which generally is when e-mail is transmitted and services are performed.

     (d) Foreign currency:

         The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders' equity.

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

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (e) Property and equipment (continued):

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

     (g) Computer development software:

         Programming, application development and enhancement costs associated with the Company's relational database program and Web site products are expensed as incurred.

     (h) Financial instruments and concentration of risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, short-term debt, obligations under capital leases and accrued liabilities. At December 31, 2000 and 1999, the fair market value of these instruments approximated their financial statement carrying amount due to the short term maturity of these instruments. The Company does not require collateral for accounts receivable, but does evaluate customer creditworthiness and establishes allowances as necessary based on management estimates of collectibility.

         Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short term maturity and market rates of interest.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (i) Income taxes:

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

     (j) Stock-based compensation:

         The Company accounts for stock-based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock-based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

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

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (l) Impairment of long-lived assets and long-lived assets to be disposed of:

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. At December 31, 2000, the only long-lived assets reported on the Company's consolidated balance sheets are capital assets.

     (m) Comprehensive income (loss):

         Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

         -----------------------------------------------------------------------
                                                          2000           1999
         -----------------------------------------------------------------------

         Net loss                                     $ 1,635,245    $ 1,120,001

         Other comprehensive loss:
           Foreign currency translation adjustment          7,600         14,004

         -----------------------------------------------------------------------
         Comprehensive loss                           $ 1,642,845    $ 1,134,005
         -----------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------


4.   Property and equipment:

     ----------------------------------------------------------------------------------------------------------
                                                                                  Accumulated         Net book
     2000                                                              Cost      depreciation            value
     ----------------------------------------------------------------------------------------------------------
     Office furniture and fixtures                                $  69,872          $ 18,316        $  51,556
     Computer hardware                                              119,232            41,729           77,503
     Computer software                                               12,197            12,197                -
     Leasehold improvements                                          42,844            20,952           21,892

     ----------------------------------------------------------------------------------------------------------
                                                                  $ 244,145          $ 93,194        $ 150,951
     ----------------------------------------------------------------------------------------------------------


     ----------------------------------------------------------------------------------------------------------
                                                                                  Accumulated         Net book
     1999                                                              Cost      depreciation            value
     ----------------------------------------------------------------------------------------------------------

     Office furniture and fixtures                                $  91,941          $ 10,206        $  81,735
     Computer hardware                                               98,148            11,064           87,084
     Computer software                                               11,008             5,624            5,384
     Leasehold improvements                                          19,730             2,818           16,912

     ----------------------------------------------------------------------------------------------------------
                                                                  $ 220,827          $ 29,712        $ 191,115
     ----------------------------------------------------------------------------------------------------------

     Assets under capital lease are included in office furniture and fixtures of $15,481 (1999 - $19,352) and computer hardware $12,517 (1999 - $17,882).

5.   Due to related parties:

     ---------------------------------------------------------------------------
                                                              2000        1999
     ---------------------------------------------------------------------------

     Stockholder-controlled company                        $ 60,020    $ 146,804
     Less current portion                                         -       55,667

     ---------------------------------------------------------------------------
                                                           $ 60,020    $  91,137
     ---------------------------------------------------------------------------

     The advance from the stockholder-controlled Company is unsecured, bears interest at an annual rate of 7%, and has no set terms of repayment.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


6.   Loans payable:

     ------------------------------------------------------------------------------------------------
                                                                              2000             1999
     ------------------------------------------------------------------------------------------------
     Bank demand operating loan, $133,000 limit, bears interest at prime plus 1.5% (at December 31, 2000 - 9%),
       repayable in Canadian dollars                                       $ 100,034       $  83,142

     Bank installment loan, bears interest at prime plus 1.25%
       (at December 31, 2000 - 8.75%), payable in blended
       monthly payments of $4,261, repayable in Canadian dollars             142,215         184,736
     ------------------------------------------------------------------------------------------------
                                                                             242,249         267,878
     Less current portion                                                    139,741         121,112

     ------------------------------------------------------------------------------------------------
                                                                           $ 102,508       $ 146,766
     ------------------------------------------------------------------------------------------------

     All loans are designated in Canadian dollars (total repayable in Canadian funds: $363,250) and are secured by a general security agreement covering all assets of the Company and a general assignment of book debts.

     Principal payments required in each of the next four years are as follows:

     ---------------------------------------------------------------------------

     2001, including operating loan                                $ 139,741
     2002                                                             41,771
     2003                                                             45,577
     2004                                                             15,160

     ---------------------------------------------------------------------------
                                                                   $ 242,249
     ---------------------------------------------------------------------------


7.   Note payable:

     The note payable is unsecured, bears interest at an annual rate of 7%, and is not callable until January 1, 2002.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


8.   Capital leases:

     The Company leases equipment under capital lease arrangements which expire in 2004. Future obligations under these leases are as follows:

     ---------------------------------------------------------------------------

         2001                                                           $  6,889
         2002                                                              6,889
         2003                                                              6,889
         2004                                                              4,592
     ---------------------------------------------------------------------------
         Total minimum lease payments                                     25,259
         Less interest component                                           3,644
     ---------------------------------------------------------------------------
         Present value of capital lease obligations                       21,615
         Less current portion                                              5,242

     ---------------------------------------------------------------------------
                                                                        $ 16,373
     ---------------------------------------------------------------------------


9.   Capital structure:

     The transaction described in note 1 between Realm and email Nevada was accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common shares for consideration equal to the net monetary assets of Realm. Stockholders' equity gives effect to the shares issued to the stockholders of email Nevada prior to October 22, 1999 and the Company thereafter. The following table presents the issued and outstanding common stock:

     ----------------------------------------------------------------------------------------------------------
                                                    Company    email Nevada                         Additional
                                                     common          common                            paid-in
                                                     shares          shares         Par value          capital
     ----------------------------------------------------------------------------------------------------------
     December 31, 1998                                                    1                 -            3,914
     Private placement, July 9, 1999                              6,000,000            30,000           81,798
     Private placement, September 9, 1999                           572,000             2,860                -
     Shares issued and outstanding
       immediately prior to transaction
       on October 22, 1999                        1,522,759               -             7,613          492,387
     Share exchange on recapitalization           6,572,001      (6,572,001)                -                -
     Private placement, October 1999                333,333               -             1,667          498,333
     Deferred stock-based compensation                    -               -             1,000        1,148,000
     ----------------------------------------------------------------------------------------------------------
     December 31, 1999                            8,428,093               -            43,140        2,224,432
     Private placement, March 5, 2000,
       net of $110,000 issuance costs               275,000               -             1,375        1,263,625
     Acquisition of promotional goods                20,000               -               100           44,900

     ----------------------------------------------------------------------------------------------------------
     December 31, 2000                            8,723,093               -            44,615        3,532,957
     ----------------------------------------------------------------------------------------------------------

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


9.   Capital structure (continued):

     The Company has authorized 100,000,000 $0.005 par value common shares and 2,000,000 $0.01 par value preferred shares (0 preferred shares issued and outstanding).

10.  Common stock options:

     On December 21, 1999, the Company adopted the 1999 Equity Compensation Plan (the "Plan"). On May 5, 2000, the Company amended the Plan to increase the maximum number of aggregate shares reserved for issuance under the Plan. The Plan provides for the grant of up to 2,000,000 incentive or non-qualified stock options or shares of restricted stock to employees and key advisors (an "Optionee") of the Company. Options granted under the Plan generally vest ratably over a period of three years and expire ten years from the date of grant. If an Optionee ceases employment with or service to the Company (a "Termination"), the Optionee may exercise any vested option at the time of Termination within such period of time specified in the option agreement. In the absence of a specified time in the option agreement, the option remains exercisable for three months following the Optionee's Termination. Unvested options revert to the Plan at the date of the Termination. If, after Termination, the Optionee does not exercise the options within the time specified, the Option shall terminate and the shares revert to the Plan.

     During 1999, the Company granted a total of 930,000 non-qualified stock options. 730,000 options with a three-year vesting period and an exercise price of $5.75 (an amount that approximates or exceeds the market value of the Company stock on the date of grant) were granted to certain employees and directors. A further 200,000 options were granted with a two-year vesting period and an exercise price of $.005 (an amount below the market value of the Company stock on the date of grant) to certain employees of the Company. The Company recorded a non-cash compensation expense in fiscal 2000 of $229,800 (1999 - $19,000) relating to these options, representing an implicit benefit derived from the exercise price being less than market value. The deferred compensation is being amortized over the estimated service life of the employees holding the options.

     During 2000, the Company granted a total of 403,000 non-qualified stock options. The options have a three-year vesting period and exercise prices ranging from $1.35 to $6.63 (amounts that approximate or exceed the market value of the Company stock on the date of the grant). Also, during 2000, 399,000 options reverted back to the Plan due to changes in the employment and contractual status of certain employees and key advisors. Following is a summary of stock option activity for the year ended December 31, 2000:

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


10.  Common stock options (continued):

     ----------------------------------------------------------------------------------------------------------
                                                                                                      Weighted
                                                                                                       average
                                                                              Outstanding             exercise
                                                                                   shares                price
     ----------------------------------------------------------------------------------------------------------
     Outstanding as of December 31, 1998                                                -               $    -
     Granted                                                                      930,000                 4.51
     Exercised                                                                          -                    -
     ----------------------------------------------------------------------------------------------------------
     Outstanding as of December 31, 1999                                          930,000                 4.51
     Granted                                                                      403,000                 2.27
     Exercised                                                                          -                    -
     Forfeited                                                                   (399,000)                5.52

     ----------------------------------------------------------------------------------------------------------
     Outstanding as of December 31, 2000                                          934,000               $ 3.12
     ----------------------------------------------------------------------------------------------------------

     Options vested as of December 31, 2000                                       328,443               $ 2.68
     ----------------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at December 31, 2000:

     ----------------------------------------------------------------------------------------------------------
                                             Average
                                           remaining             Weighted                             Weighted
     Range of                            contractual              average                              average
     exercise                Number             life             exercise                Number       exercise
     prices             outstanding          (years)                price                vested          price
     ----------------------------------------------------------------------------------------------------------
     $ .005                 200,000                9              $ 0.005               150,000        $ 0.005
     $ 1.35                 298,000               10              $  1.35                33,111        $  1.35
     $ 5.75                 436,000                9              $  5.75               145,332        $  5.75

                            934,000                               $  3.12               328,443        $  2.68

     ----------------------------------------------------------------------------------------------------------

     The Company has adopted the disclosure requirements of SFAS No. 123 ("FAS 123"), "Accounting for Stock Based Compensation", to account for grants to employees under the Company's existing stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined, based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company's net loss and basic loss per share would have been adjusted as follows:

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


10.  Common stock options (continued):

     ---------------------------------------------------------------------------
                                                  December 31,      December 31,
                                                          2000              1999
     ---------------------------------------------------------------------------

     Loss for the period                             1,635,245       $ 1,120,001
     Loss for the period - pro-forma                 2,413,494         1,166,001
     Basic loss per share                                 0.19              0.33
     Basic loss per share - pro-forma                     0.28              0.34

     ---------------------------------------------------------------------------

     The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

     ---------------------------------------------------------------------------
                                                  December 31,      December 31,
                                                          2000              1999
     ---------------------------------------------------------------------------

     Expected dividend yield                              0.0%              0.0%
     Expected stock price volatility                       75%               75%
     Risk-free interest rate                              6.0%              6.0%
     Expected life of options                          3 years           5 years

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

11.  Share purchase warrants:

     Immediately prior to the share exchange between email Nevada and Realm, 65,190 stock purchase warrants were outstanding. The warrants allow the holder to purchase one common share at prices between $12.50 and $50.00. The exercise price of the warrants exceeded the market price of the Company's common stock on the date of issuance.

     In conjunction with the March 5 Private Placement of common shares, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 and an expiry date of March 5, 2003. On June 6, 2000 the Company issued warrants to purchase 325,000 shares of common stock with an exercise price of $3.25 and an expiry date of June 6, 2003.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


11.  Share purchase warrants (continued):

     The warrants have the following price and expiration dates:

     ---------------------------------------------------------------------------
     Number of warrants                    Exercise price      Expiration date
     ---------------------------------------------------------------------------

        5,190                              $ 50.00             December 31, 2001
      325,000                              $  3.25             June 6, 2003
      100,000                              $  5.00             March 5, 2003
       30,000                              $ 12.50             December 31, 2005
       15,000                              $ 20.00             December 31, 2005
       15,000                              $ 23.00             December 31, 2005

     ---------------------------------------------------------------------------

     To December 31, 2000 no warrants have been exercised.

12.  Income taxes:

     Current income taxes are computed at statutory rates on pre-tax income. Deferred taxes would be recorded based on differences in the carrying values of assets and liabilities for financial statement and income tax purposes. At December 31, 2000, the Company has elected to carry forward net operating losses for international, federal and state income tax purposes of approximately $2.8 million that maybe available to reduce future taxable income to 2015. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

     The components of the deferred tax asset as of December 31, 2000 are as follows:

     ---------------------------------------------------------------------------
                                                       2000              1999
     ---------------------------------------------------------------------------

     Deferred tax asset:
         Net operating loss carry forward         $  1,068,000       $  448,000
         Less valuation allowance                   (1,068,000)        (448,000)

     ---------------------------------------------------------------------------
     Net deferred tax                             $          -       $        -
     ---------------------------------------------------------------------------
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


12.  Income taxes (continued):

     Net operating losses (expressed in thousands of dollars) expire as follows:

     ---------------------------------------------------------------------------

     2005                                                                $    72
     2006                                                                    374
     2007                                                                  1,322
     2008                                                                      -
     2009                                                                      -
     2009                                                                      -
     2010                                                                      -
     2011                                                                      -
     2012                                                                      -
     2013                                                                    134
     2014                                                                    594
     2015                                                                    305

     ---------------------------------------------------------------------------
     Total                                                               $ 2,801
     ---------------------------------------------------------------------------


13.  Commitment:

     The Company leases office space under a operating lease which expires in 2002:

     ---------------------------------------------------------------------------
                                                                       Operating
                                                                         leases
     ---------------------------------------------------------------------------

     2001                                                               $ 39,717
     2002                                                                 19,858

     ---------------------------------------------------------------------------