Form 10QSB
period 2001-03-31
EMAILTHATPAYS COM INC
filed 2001-05-15
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             March 31, 2001
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
                                                     X   Yes         No
                                                   -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 1, 2001: 8,723,093 shares of common stock, $.005 par value per share.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX





                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         as of March 31, 2001 (Unaudited) and December 31, 2000...............3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three Months Ended March 31, 2001 and March 31, 2000 ........4
Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months Ended March 31, 2001 and March 31, 2000 ........5
Notes to Unaudited Consolidated Financial Statements .......................6-8

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................9-11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  .................................................11
Item 2 - Changes in Securities and Use of Proceeds...........................11
Item 3 - Defaults Upon Senior Securities.....................................11
Item 4 - Submission of Matters to a Vote of Security Holders ................11
Item 5 - Other Transactions..................................................11
Item 6 - Exhibits and Reports on Form 8-K ...................................11

Signatures ..................................................................12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS







emailthatpays.com, Inc.
Consolidated Balance Sheets (unaudited)


---------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash                                                                   $           -        $           -
     Accounts receivable                                                           92,160               74,932
     Prepaid expenses                                                              54,827               55,224
---------------------------------------------------------------------------------------------------------------
                                                                                  146,987              130,516

Property and equipment, less accumulated depreciation                             147,021              150,951

---------------------------------------------------------------------------------------------------------------
                                                                            $     294,008        $     281,107
---------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                                      $      93,088        $       8,479
     Accounts payable and accrued liabilities                                     194,833              229,106
     Accrued salaries                                                              19,285               19,285
     Loans payable - current portion                                              152,567              139,741
     Lease obligation - current portion                                             5,548                5,242
---------------------------------------------------------------------------------------------------------------
                                                                                  465,321              401,853

Loans payable                                                                      88,166              102,508
Note payable                                                                       50,000               50,000
Lease obligation                                                                   13,808               16,373
Due to related parties                                                            245,562               60,020
---------------------------------------------------------------------------------------------------------------
   Total liabilities                                                              862,857              630,754

Stockholders' deficit:
     Common stock                                                                  44,615               44,615
     Additional paid-in capital                                                 3,532,957            3,532,957
     Deficit                                                                   (3,308,373)          (3,008,038)
     Deferred stock-based compensation                                           (842,750)            (900,200)
     Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                      4,702              (18,981)
---------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                               (568,849)            (349,647)

---------------------------------------------------------------------------------------------------------------
                                                                            $     294,008        $     281,107
---------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Operations and Deficit (unaudited)


----------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
----------------------------------------------------------------------------------------------
                                                                    2001                 2000
----------------------------------------------------------------------------------------------


Revenue                                                    $     231,611        $     232,925

Cost of revenue                                                 (188,894)            (187,164)
----------------------------------------------------------------------------------------------
Gross profit                                                      42,717               45,761

Operating expenses:
     Depreciation                                                 16,670               14,131
     Salaries and fringe benefits                                184,965              260,969
     Stock-based compensation                                     57,450               57,450
     Legal and accounting                                         14,873               23,922
     Consulting fees and computer services                        33,426               50,652
     Phones and utilities                                          4,784               11,343
     Rent                                                          7,187               24,286
     Advertising and promotion                                     1,789               26,808
     Other selling, general and administrative                    14,772               77,432
----------------------------------------------------------------------------------------------
                                                                 335,916              546,993

----------------------------------------------------------------------------------------------
Loss from operations                                            (293,199)            (501,232)

Other income (expenses):
     Interest income                                                   -                   24
     Interest expense                                             (7,136)              (9,023)
----------------------------------------------------------------------------------------------
                                                                  (7,136)              (8,999)

----------------------------------------------------------------------------------------------
Net loss                                                        (300,335)            (510,231)

Deficit, beginning of period                                  (3,008,038)          (1,372,793)

----------------------------------------------------------------------------------------------
Deficit, end of period                                      $ (3,308,373)       $  (1,883,024)
----------------------------------------------------------------------------------------------

Net loss per common share, basic and diluted                       (0.03)               (0.06)

Weighted average common shares outstanding,
   basic and diluted                                          (8,723,093)          (8,506,663)


See accompanying notes to unaudited financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Cash Flows (unaudited)


---------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
---------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Net loss                                                               $    (300,335)       $    (510,231)
     Items not involving cash:
         Depreciation                                                              16,670               14,131
         Stock-based compensation                                                  57,450               57,450
         Foreign exchange on subsidiary operations                                 23,683                  456
         Loss on disposal of equipment                                                  -                  768
     Changes in operating assets and liabilities:
         Decrease  (increase) in accounts receivable                              (17,228)              51,271
         Decrease  (increase) in prepaid expenses                                     397               (6,798)
         Increase (decrease) in accounts payable and accrued liabilities          (34,273)            (111,512)
---------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                       (253,636)            (504,465)

Cash flows used in investing activities:
     Purchase of property and equipment                                           (12,740)             (34,967)
     Proceeds from disposal of equipment                                                -                2,411
---------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                        (12,740)             (32,556)

Cash flows from financing activities:
     Increase (decrease) in loans payable                                          (3,775)             (94,880)
     Increase (decrease) in advances from related parties                         185,542             (146,804)
     Proceeds from bank indebtedness                                               84,609                    -
     Issue of share capital                                                             -            1,265,000
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    266,376            1,023,316

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                             0              486,295

Cash, beginning of period                                                               0              121,609

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $           0        $     607,904
---------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                                                    7,136                9,023
   Income taxes paid                                                                    0                    0

See accompanying notes to unaudited financial statements.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001


1.       The Company and description of business:

emailthatpays.com, Inc. (the "Company") is incorporated in the state of Florida and is a "permission-based" e-mail marketing and integrated advertising strategies service. The Company's services include the design, delivery, tracking, and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies.

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

2.    Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At March 31, 2001, the Company has negative working capital of $318,334. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001


3.    Basis of Presentation:

The unaudited consolidated financial statements of the Company at March 31, 2001 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2001 are consistent with those used in fiscal 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2000 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on April 2, 2001.

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

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001


6.       Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

     ---------------------------------------- -----------   ----------
                                                  2001          2000
     ---------------------------------------- -----------   ----------
     Net loss                                 $   300,335    $ 510,231
     Other comprehensive (income) / loss:         (23,683)        (456)
     Foreign currency translation adjustment
     ---------------------------------------- -----------   ----------
     Comprehensive loss                       $   276,652    $ 509,775

     ---------------------------------------- -----------   ----------

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

x       development of an e-commerce market;

X      our ability to successfully execute our business model;

X      our ability to obtain additional funding;

x       growth in demand for Internet products and services; and

x       adoption of the Internet as an advertising medium.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Results of Operations
For the Three Months Ending March 31, 2001 and 2000

Revenue

We earn revenues by delivering online direct marketing, promotional, and informational offers and by developing and implementing integrated marketing and advertising strategies. We charge our advertisers based upon a number of criteria including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

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

To date, the vast majority of our revenue has been generated from the provision of integrated marketing and advertising strategies as our email delivery system, relational database program and Canadian email marketing sales offices were not fully operational until February 2000. With increased focus, time and expenditure being directed to these online services, we anticipate proportionate increases in revenue, both in absolute and percentage terms. However, if these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations.

Total revenue for the three months ending March 31, 2001 was $232,000, an amount virtually equal to the three months ending March 31, 2000. The current quarter however, reflects increased billing levels to a smaller number of marketing services clients.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients. Costs for the three months ending March 31, 2001 are equivalent to costs for the three months ending March 31, 2000.

Operating Expenses

Since the end of the first quarter of fiscal 2000, we have taken steps to substantively reduce our ongoing operating costs. These steps include the completion of the initial development of our relational database and email delivery system programs, consolidation of our two western Canada offices into one location, closure of our eastern Canada sales office, controlled use of professional services and the decision to reduce our internal technological staff, outsource the maintenance and storage of our technological facilities and utilize IT professionals on a project-by-project contract basis.

The decrease in salary costs from $261,000 for the three months ending March 31, 2000 to $185,000 for the three months ending March 31, 2001 results from lower staffing levels generated from the steps noted above. Other operating expenses also reflect cost reduction strategies with non-compensation costs decreasing by almost 60%, from $228,000 for the three months ending March 31, 2000 to $93,000 for the three months ending March 31, 2001.

At March 31, 2000, we have recorded aggregate deferred stock-based compensation totaling $1,149,000 in connection with the granting of stock options to employees. The deferred compensation is being amortized over the estimated service life of the employees holding the options. For each of the three months ending March 31, 2001 and March 31, 2000, we recorded a non-cash compensation expense of $57,000 related to these options. We expect this level of amortization to continue over each of the next three quarters.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. At March 31, 2001, we have negative working capital of $318,334. As of January 31, 2001, we have fully utilized our existing credit facilities. Advances from a company controlled by a principal stockholder are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $254,000 and $504,000 for the three months ending March 31, 2001 and 2000, respectively. Cash used in operations was primarily the result of the net losses of $300,000 and $510,000, for the three months ending March 31, 2001 and 2000, respectively.

Net cash used in investing activities was $12,000 and $33,000 for the three months ending March 31, 2001 and 2000, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $266,000 and $1,023,000 for the three months ending March 31, 2001 and 2000, respectively. Cash provided by financing activities for the period ending March 31, 2001 consists of an increase in bank indebtedness of $81,000 and $185,000 in increased advances from related parties. Cash provided by financing activities for the three months ending March 31, 2000 consists of $1,265,000 from the issuance of capital stock; less repayments of loans totaling $95,000 and a reduction in advances from related parties of $147,000.

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


                                              EMAILTHATPAYS.COM, INC.



Dated:   May 11, 2001                   By:           /s/ Daniel Hunter
                                              --------------------------------
                                              Daniel Hunter
                                              Chief Executive Officer
                                              Principal Accounting and
                                                Financial Officer, Director