Form 10QSB
period 2001-06-30
EMAILTHATPAYS COM INC
filed 2001-08-14
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 2001
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

                               / Yes      No
                              --       --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 10, 2001: 8,635,093 shares of common stock, $.005 par value per share.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      INDEX

                                                                                Page
                                                                                ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         As of June 30, 2001 (Unaudited) and December 31, 2000......................3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three and Six Months Ended June 30, 2001 and June 30, 2000 ........4
Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2001 and June 30, 2000 ..................5
Notes to Unaudited Consolidated Financial Statements .............................6-8

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations .................................................9-11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  .......................................................11
Item 2 - Changes in Securities and Use of Proceeds.................................11
Item 3 - Defaults Upon Senior Securities...........................................11
Item 4 - Submission of Matters to a Vote of Security Holders ......................11
Item 5 - Other Transactions........................................................11
Item 6 - Exhibits and Reports on Form 8-K .........................................11

Signatures ........................................................................12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
emailthatpays.com, Inc.
Consolidated Balance Sheets (unaudited)

--------------------------------------------------------------------------------------------------
                                                                  June 30,            December 31,
                                                                    2001                  2000
--------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                    $           -         $           -
     Accounts receivable                                           219,750                74,932
     Prepaid expenses                                               49,376                55,224
     ---------------------------------------------------------------------------------------------
                                                                   269,126               130,516

Property and equipment, less accumulated depreciation              131,493               150,951

--------------------------------------------------------------------------------------------------
                                                               $   400,619           $   281,107
--------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                         $   133,459           $     8,479
     Accounts payable and accrued liabilities                      338,503               229,106
     Accrued salaries                                               19,285                19,285
     Loans payable - current portion                               158,846               139,741
     Lease obligation - current portion                              5,418                 5,242
     ---------------------------------------------------------------------------------------------
                                                                   655,511               401,853

Loans payable                                                       82,308               102,508
Note payable                                                        50,000                50,000
Lease obligation                                                    13,451                16,373
Due to related parties                                             397,360                60,020
--------------------------------------------------------------------------------------------------
Total liabilities                                                1,198,630               630,754

Stockholders' deficit:
     Common stock                                                   44,175                44,615
     Additional paid-in capital                                  3,390,147             3,532,957
     Deficit                                                    (3,818,112)           (3,008,038)
     Deferred stock-based compensation                            (392,650)             (900,200)
     Accumulated other comprehensive income (loss):
     Foreign currency translation adjustment                       (21,571)              (18,981)
     ---------------------------------------------------------------------------------------------
     Total stockholders' deficit                                  (798,011)             (349,647)

--------------------------------------------------------------------------------------------------
                                                               $   400,619           $   281,107
--------------------------------------------------------------------------------------------------



See accompanying notes to unaudited financial statements emailthatpays.com, Inc.
Consolidated Statements of Operations and Deficit (unaudited)


--------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                          Six Months Ended
                                             June 30,             June 30,               June 30,             June 30,
                                               2001                 2000                   2001                 2000
--------------------------------------------------------------------------------------------------------------------------

Revenue                                   $   412,921           $   311,282           $   644,532           $   544,207

Cost of revenue                              (360,724)             (248,051)             (549,618)             (435,215)
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                   52,197                63,231                94,914               108,992

Operating expenses:
    Depreciation                               18,696                17,786                35,366                31,917
    Salaries and fringe benefits              151,971               222,842               336,936               483,811
    Stock-based compensation                  306,475                57,450               363,925               114,900
    Legal and accounting                       21,232                48,667                36,105                72,589
    Consulting fees and
         computer services                     33,237                16,363                66,663                67,016
    Phones and utilities                        5,243                 9,056                10,027                20,398
    Rent                                       10,175                21,299                17,363                45,586
    Advertising and promotion                     443                30,383                 2,232                57,190
    Other selling, general
          and administrative                    7,212                46,137                21,983               123,570
    ----------------------------------------------------------------------------------------------------------------------
                                              554,684               469,983               890,600             1,016,977

--------------------------------------------------------------------------------------------------------------------------
Loss from operations                         (502,487)             (406,752)             (795,686)             (907,985)

Other income (expenses):
    Interest Income                                 -                 3,942                     -                 3,967
    Interest expense                           (7,252)               (5,861)              (14,388)              (14,884)
    ---------------------------------------------------------------------------------------------------------------------
                                               (7,252)               (1,919)              (14,388)              (10,917)

--------------------------------------------------------------------------------------------------------------------------
Net loss                                     (509,739)             (408,671)             (810,074)             (918,902)

Deficit, beginning of period               (3,308,373)           (1,883,024)           (3,008,038)           (1,372,793)

--------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                    $(3,818,112)          $(2,291,695)          $(3,818,112)          $(2,291,695)
--------------------------------------------------------------------------------------------------------------------------

Net loss per common share,
   basic and diluted                            (0.06)                (0.05)                (0.09)                (0.11)
Weighted average common
   shares outstanding, basic
    and diluted                             8,704,037             8,717,597             8,713,652             8,612,130


See accompanying notes to the unaudited financial statements emailthatpays.com, Inc.
Consolidated Statements of Cash Flows (unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                                         Six Months Ended
                                                                                    June 30,               June 30,
                                                                                      2001                   2000
-----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                                     $  (810,074)          $  (918,902)
     Items not involving cash:
         Depreciation                                                                  35,366                31,917
         Stock-based compensation                                                     363,925               114,900
         Foreign exchange on subsidiary operations                                     (2,590)               (1,916)
         Loss on disposal of equipment                                                      -                 2,914
     Changes in operating assets and liabilities:
         Decrease  (increase) in accounts receivable                                 (144,818)              (80,438)
         Decrease  (increase) in prepaid expenses                                       5,848               (40,612)
         Increase (decrease) in accounts payable and accrued liabilities              109,396                 1,464
-----------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                           (442,947)             (890,673)

Cash flows used in investing activities:
     Purchase of property and equipment                                               (15,908)              (36,755)
     Proceeds from disposal of equipment                                                    -                10,912
     ----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                            (15,908)              (25,843)

Cash flows from financing activities:
     Increase (decrease) in loans payable                                              (3,841)             (109,100)
     Increase (decrease) in advances from related parties                             337,340              (146,804)
     Proceeds from bank indebtedness                                                  124,981                     -
     Issue of share capital                                                               375             1,310,000
     ----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                        458,855             1,054,096

---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                 -               137,580

Cash, beginning of period                                                                   -               121,609

---------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                             $           -           $   259,189
---------------------------------------------------------------------------------------------------------------------

Supplementary information:
Interest paid                                                                          14,388                14,884
Income taxes paid                                                                           0                     0


See accompanying notes to the unaudited financial statements.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001


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

2. Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At June 30, 2001, the Company has negative working capital of $386,385. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001


3. Basis of Presentation:

The unaudited consolidated financial statements of the Company at June 30, 2001 and for the three and six month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2001 are consistent with those used in fiscal 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2000 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on April 2, 2001.

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

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001


6. Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                      Six Months Ended
                                                         June 30                                June 30
-------------------------------------------------------------------------------------------------------------------
                                                  2001             2000                  2001               2000
-------------------------------------------------------------------------------------------------------------------
Net loss                                        $509,739          $408,671              $810,074          $918,902
Other comprehensive (income) / loss:              26,273             2,372                 2,590             1,916
Foreign currency translation adjustment
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                              $536,012          $411,043              $812,664          $920,818
-------------------------------------------------------------------------------------------------------------------

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

         o our ability to obtain additional funding;

         o development of an e-commerce market;

         o our ability to successfully execute our business model;

         o growth in demand for Internet products and services; and

         o adoption of the Internet as an advertising medium.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Results of Operations
For the Three and Six Months Ending June 30, 2001 and 2000

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

Revenues for the quarter ending June 30, 2001 were $413,000, an increase of 79% over the first quarter of 2001 and 33% over the quarter ending June 30, 2000. The increases reflect the return of a previous client, an expansion of our services into the production and marketing of Event brochures, and seasonal fluctuations in retail advertising, which typically are higher in the second and fourth quarters. For the six months ending June 30, 2001, total revenues of $644,000 exceed last year by 18%. This increase results from the return of a previous client and an expansion of our services into the production and marketing of Event brochures.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients. The increases over last year correspond to our increased revenue. As well, our expansion into the production and marketing of Event brochures involved additional costs and resulted in a decrease in our overall margins. Excluding these costs, our gross profit margins have remained relatively constant.


Operating Expenses

Since the end of the first quarter of fiscal 2000, we have taken substantive steps to reduce our ongoing operating costs. These steps include the completion of the initial development of our relational database and email delivery system programs, consolidation of our two western Canada offices into one location, closure of our eastern Canada sales office, controlled use of professional services, cutbacks in administrative and marketing positions and the reduction of our internal technological staff through the outsourcing of the maintenance and storage of our technological facilities and the utilization of IT professionals on a project-by-project contract basis.

Lower staffing levels generated from the steps noted above have resulted in salary costs for the three and six months ending June 30, 2001 being $71,000 and $147,000 lower than for the same respective periods last year. Other operating expenses also reflect cost reduction strategies with non-compensation costs for the quarter and half year decreasing by 49% and 54% respectively from the comparable three and six month periods ending June 30, 2000.

During the three months ending June 30, 2001 we recognized, in addition to our anticipated amortization of $57,000, $249,000 in additional non-cash compensation expense and a reduction in aggregate deferred stock-based compensation of $143,000. These amounts reflect the earlier than estimated exercising and the cancellation of options previously issued to a former marketing executive. The remaining deferred compensation will continue to be amortized over the estimated service life of the employee holding the options. We expect this amount to be $29,000 per quarter for the remainder of the fiscal year.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. At June 30, 2001, we have negative working capital of $386,385. Since January 31, 2001, our existing credit facilities have been fully utilized. Advances from a company controlled by a principal stockholder are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $443,000 and $891,000 for the six months ending June 30, 2001 and 2000, respectively. Net cash used in investing activities was $16,000 and $26,000 for the six months ending June 30, 2001 and 2000, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $459,000 and $1,054,000 for the six months ending June 30, 2001 and 2000, respectively. Cash provided by financing activities for the period ending June 30, 2001 consists of an increase in bank indebtedness of $125,000 and $337,000 in advances from related parties. Cash provided by financing activities for the six months ending June 30, 2000 consists of $1,310,000 from the issuance of capital stock; less repayments of loans totaling $109,000 and a reduction in advances from related parties of $147,000.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On June 15, 2001, a recently departed employee exercised options to purchase 75,000 shares of common stock at a price of $.005 per share which had been granted to him under the terms of the 1999 Equity Compensation Plan. The issuance of the shares of common stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on June 28, 2001. At the meeting two matters were voted on.

         1. Election of two directors to serve a one-year term ending at the 2002 Annual Meeting.
         Daniel Hunter...Votes For: 5,782,755    Against: 0 Abstentions: 200,175
         James MacKenzie...Votes For: 5,782,755  Against: 0 Abstentions: 200,175

2. Ratification of the selection of KPMG as independent auditors for the fiscal year ending December 31, 2002.
         ............Votes For: 5,782,380    Against: 50   Abstentions: 200,500

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              EMAILTHATPAYS.COM, INC.



Dated: August 10, 2001                    By:      /s/ Daniel Hunter
                                              --------------------------
                                              Daniel Hunter
                                              Chief Executive Officer
                                              Principal Accounting and Financial
                                              Officer, Director