Form 10-Q
period 2001-09-30
EMAILTHATPAYS COM INC
filed 2001-11-14
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             September 30, 2001
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

                               __X__ Yes _____ No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 8, 2001: 10,247,409 shares of common stock, $.005 par value per share.

                    EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                                             Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         As of September 30, 2001 (Unaudited) and December 31, 2000............................3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three and Nine Months Ended September 30, 2001 and September 30, 2000 ........4
Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2001 and September 30, 2000 ..................5
Notes to Unaudited Consolidated Financial Statements ........................................6-8

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................................9-11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ..................................................................11
Item 2 - Changes in Securities and Use of Proceeds............................................11
Item 3 - Defaults Upon Senior Securities......................................................11
Item 4 - Submission of Matters to a Vote of Security Holders .................................11
Item 5 - Other Transactions...................................................................11
Item 6 - Exhibits and Reports on Form 8-K ....................................................11

Signatures ...................................................................................12



PART I.  FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

------------------------------------------------------------------------------------------------
                                                             September 30,         December 31,
                                                                      2001                 2000
------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash                                                    $           -        $           -
     Accounts receivable                                           138,918               74,932
     Prepaid expenses                                               60,371               55,224
------------------------------------------------------------------------------------------------
                                                                   199,289              130,516

Property and equipment, less accumulated depreciation              113,765              150,951

------------------------------------------------------------------------------------------------
Total assets                                                 $     313,054        $     281,107
------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                       $     159,614        $       8,479
     Accounts payable and accrued liabilities                      383,671              229,106
     Accrued salaries                                               19,285               19,285
     Loans payable - current portion                               121,510              139,741
     Lease obligation - current portion                              5,233                5,242
------------------------------------------------------------------------------------------------
                                                                   689,313              401,853

Loans payable                                                       70,061              102,508
Note payable                                                             -               50,000
Lease obligation                                                    11,723               16,373
Due to related parties                                             227,916               60,020
------------------------------------------------------------------------------------------------
Total liabilities                                                  999,013              630,754

Stockholders' deficit:
     Common stock                                                   52,509               44,615
     Additional paid-in capital                                  3,715,148            3,532,957
     Deficit                                                    (4,086,952)          (3,008,038)
     Deferred stock-based compensation                            (363,925)            (900,200)
     Accumulated other comprehensive income (loss):
     Foreign currency translation adjustment                        (2,739)             (18,981)
------------------------------------------------------------------------------------------------
     Total stockholders' deficit                                  (685,959)            (349,647)

------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficit                  $     313,054        $     281,107
------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements

Consolidated Statements of Operations and Deficit (unaudited)

---------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                        Nine Months Ended
                                   September 30,       September 30,        September 30,        September 30,
                                            2001                2000                 2001                 2000
---------------------------------------------------------------------------------------------------------------

Revenue                           $      305,880       $     227,218        $     950,413        $     771,425

Cost of revenue                         (251,362)           (185,605)            (800,980)            (620,820)
---------------------------------------------------------------------------------------------------------------
Gross profit                              54,518              41,613              149,433              150,605

Operating expenses:
    Depreciation                          18,702              17,335               54,068               49,252
    Salaries and fringe benefits         177,304             232,999              514,240              716,811
    Stock-based compensation              28,725              57,450              392,650              172,350
    Legal and accounting                  18,553              10,148               54,658               82,737
    Consulting fees and
    computer services                     27,368              24,736               94,031               93,823
    Phones and utilities                   5,051               5,376               15,078               25,775
    Rent                                   9,790              12,033               27,153               57,618
    Advertising and promotion              4,197               7,770                6,429               64,961
    Other selling, general
     and administrative                   15,147               4,350               37,130              125,847
---------------------------------------------------------------------------------------------------------------
                                         304,837             372,197            1,195,437            1,389,174

---------------------------------------------------------------------------------------------------------------
Loss from operations                    (250,319)           (330,584)          (1,046,004)          (1,238,569)

Other income (expenses):
     Interest Income                           -                 789                    -                4,756
     Interest expense                    (18,521)             (9,670)             (32,910)             (24,554)
---------------------------------------------------------------------------------------------------------------
                                         (18,521)             (8,881)             (32,910)             (19,798)

---------------------------------------------------------------------------------------------------------------
Net loss                                (268,840)           (339,465)          (1,078,914)          (1,258,367)

Deficit, beginning of period          (3,818,112)         (2,291,695)          (3,008,038)          (1,372,793)

---------------------------------------------------------------------------------------------------------------
Deficit, end of period            $   (4,086,952)       $ (2,631,160)       $  (4,086,952)       $  (2,631,160)
---------------------------------------------------------------------------------------------------------------


Net loss per common share,
   basic and diluted                     (0.03)                (0.04)              (0.12)               (0.15)

Weighted average common
   shares outstanding, basic
    and diluted                       10,247,409           8,723,092            9,230,430            8,649,388

See accompanying notes to the unaudited financial statements

Consolidated Statements of Cash Flows (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended
                                                                            September 30,        September 30,
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Net loss                                                               $  (1,078,914)       $  (1,258,367)
     Items not involving cash:
         Depreciation                                                              54,068               49,252
         Stock-based compensation                                                 392,650              172,350
         Foreign exchange on subsidiary operations                                 16,242               (2,749)
         Loss on disposal of equipment                                                  -                2,914
     Changes in operating assets and liabilities:
         Decrease  (increase) in accounts receivable                              (63,986)             (38,155)
         Decrease  (increase) in prepaid expenses                                  (5,147)             (40,782)
         Increase (decrease) in accounts payable and accrued liabilities          154,565              (55,285)
---------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                       (530,522)          (1,170,822)

Cash flows used in investing activities:
     Purchase of property and equipment                                           (16,882)             (35,735)
     Proceeds from disposal of equipment                                                -               10,912
---------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                        (16,882)             (24,823)

Cash flows from financing activities:
     Increase (decrease) in loans payable                                        (105,337)             (81,901)
     Increase (decrease) in advances from related parties                         167,896             (146,804)
     Proceeds from bank indebtedness                                              151,135                    -
     Issue of share capital                                                       333,710            1,310,000
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    547,404            1,081,295

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                             -             (114,350)

Cash, beginning of period                                                               -              121,609

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $           -        $       7,259
---------------------------------------------------------------------------------------------------------------

Supplementary information:
Interest paid                                                                      32,909               24,554
Income taxes paid                                                                       0                    0


See accompanying notes to the unaudited financial statements.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


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

2. Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At September 30, 2001, the Company had negative working capital of $490,024. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


3. Basis of Presentation:

The unaudited consolidated financial statements of the Company at September 30, 2001 and for the three and nine month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2001 are consistent with those used in fiscal 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2000 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on April 2, 2001.

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

EMAILTHATPAYS.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


6. Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:


-------------------------------------------------------------------------------------------------
                                              Three Months Ended             Nine Months Ended
                                                 September 30                   September 30
                                              2001           2000          2001           2000
-------------------------------------------------------------------------------------------------
Net loss                                   $268,840       $339,465    $1,078,914       $1,258,367
-------------------------------------------------------------------------------------------------
Other comprehensive (income)/loss:
Foreign currency translation
  adjustment                                (18,832)           833       (16,242)           2,749
-------------------------------------------------------------------------------------------------
Comprehensive loss                         $250,008       $340,298    $1,062,672       $1,261,116
-------------------------------------------------------------------------------------------------


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

X   our ability to successfully execute our business model;

X   development of an e-commerce market;

o   growth in demand for Internet products and services; and

o   adoption of the Internet as an advertising medium.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Results of Operations
For the Three and Nine Months Ending September 30, 2001 and 2000

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

Revenues for the quarter ending September 30, 2001 were $306,000, an increase of 34% over the quarter ending September 30, 2000 and a decrease of 26% from the second quarter of 2001. The increase over last year reflects increased spending by existing clients. The decrease from last quarter results from seasonal fluctuations in retail advertising, which typically are higher in the second and fourth quarters. For the nine months ending September 30, 2001, total revenues of $950,000 exceed last year by 23%. This increase results from the return of a previous client, the addition of a new client and an expansion of our services into the production and marketing of Event brochures.

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

Lower staffing levels generated from the steps noted above have resulted in salary costs for the three and nine months ending September 30, 2001 being $56,000 and $202,000 lower than for the respective periods last year. Other operating expenses also reflect cost reduction strategies with non-compensation costs on a year-to-date basis decreasing by 43% from the comparable nine-month period ending September 30, 2000.

For the quarter ending September 30, 2001 we recognized $29,000 in non-cash compensation expense or approximately one-half of the amount recognized in the same period last year. As discussed in last quarter's report, during the quarter ending June 30, 2001 we recognized, in addition to our anticipated amortization of $57,000, $249,000 in additional non-cash compensation expense and a reduction in aggregate deferred stock-based compensation of $143,000. This amount reflected the earlier than estimated exercising and the cancellation of options previously issued to a former marketing executive. This cancellation is also the reason for the reduced non-compensation expense on a go forward basis.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. At September 30, 2001, we have negative working capital of $490,024. Since January 31, 2001, our existing credit facilities have been fully utilized. Advances from a company controlled by a principal stockholder are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $530,000 and $1,170,000 for the nine months ending September 30, 2001 and 2000, respectively. Net cash used in investing activities was $16,000 and $25,000 for the nine months ending September 30, 2001 and 2000, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $547,000 and $1,081,000 for the nine months ending September 30, 2001 and 2000, respectively. Cash provided by financing activities for the period ending September 30, 2001 consists of an increase in bank indebtedness of $151,000, $167,000 in advances from related parties, $333,000 from the issuance of capital stock, net of a $105,000 repayment of loans. Cash provided by financing activities for the nine months ending September 30, 2000 consists of $1,310,000 from the issuance of capital stock; less repayments of loans totaling $82,000 and a reduction in advances from related parties of $147,000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On July 4, 2001, the Company issued and sold an aggregate of 1,666,665 shares of common stock at $0.20 per share pursuant to Regulation S under the Securities Act of 1933, as amended. In connection with this share issuance, the Company issued warrants to purchase 1,666,665 shares of common stock with an exercise price of $0.20 and an expiry date of March 2002.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EMAILTHATPAYS.COM, INC.



Dated:   November 14, 2001              By: /s/ Daniel Hunter
                                            -----------------------------------
                                            Daniel Hunter
                                            Chief Executive Officer
                                            Principal Accounting and
                                            Financial Officer, Director