Form 10KSB
period 2001-12-31
EMAILTHATPAYS COM INC
filed 2002-03-28
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

    For the fiscal year ended December 31, 2001
                              ---------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for its most recent fiscal year were $1,358,465

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 7, 2002 was $314,088, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the Nasdaq OTC Bulletin Board.

As of March 7, 2002, the Registrant had outstanding 10,301,759 shares of common stock.

Transitional Small Business Disclosure Format (check one).

YES      NO  X
    ---     ---
--------------------------------------------------------------------------------
                                                                          Page 1

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

     o    our ability to successfully execute our business model;

     o    development and growth in demand for permission-based email marketing;
          and

     o    adoption of email strategies into integrated advertising plans.


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

--------------------------------------------------------------------------------
                                                                          Page 2

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

Overview of Business

This Overview of Business contains forward-looking statements. See our Cautionary Statement Regarding Forward-Looking Statements.

General

We are an integrated advertising strategies and electronic direct marketing company. Combining online direct marketing technology with promotional, marketing and brand expertise, our infrastructure is set up to deliver a full slate of innovative marketing solutions to a vast array of products and organizations.

Our services include the creation, integration and execution of both online and offline advertising strategies, the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, and comprehensive list management / brokerage packages.

We believe permission-based electronic direct marketing (eDirect marketing) utilizing the Internet, in particular email marketing, is revolutionizing the direct marketing industry. We believe electronic direct marketing is a more effective medium of delivering messages and tracking related activities. We believe electronic marketing can generate results for marketers at a fraction of traditional direct marketing costs. Through the integrated approach of our 100% owned subsidiaries, emailthatpays.com ("EMTP") and Coastal Media Group Ltd. ("Coastal"), we are positioned to help businesses communicate and market more effectively with their customers.

EMTP utilizes a relational database and custom delivery mechanisms that provide the technology to deliver, track, and analyze highly targeted online "one-to-one" marketing campaigns and custom loyalty programs. These comprehensive email-marketing systems deliver a seamless end-to-end solution that enables marketers to develop and sustain responsible, two-way relationships with audiences while avoiding the problems associated with sending untargeted messages. Our edirect marketing team represents over five years experience in developing marketing strategies and technology.

Coastal, a full service advertising agency, supplies proven expertise in the creation, integration and execution of both online and offline advertising strategies. The Internet affects every company, whether it is competing in the information arena or locally against international competition. With expertise in both traditional advertising and e-commerce, we believe Coastal understands how technology is changing the industry and can position clients to take advantage of these changes now and in the future. Over the past year we have strengthened our creative strategic abilities. We intend to continue to be proactive and think out of the traditional agency box to create results.

--------------------------------------------------------------------------------

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

Electronic Direct Marketing is recognized as an effective way to enhance customer relationships, expand brand development, and cultivate new and existing customers. Permission based email marketing in particular is emerging as a valuable marketing strategy for all types of marketers.

EDirect Marketing represents a number of significant advantages:

     o    Cost savings of up to 90% over traditional Direct Marketing options

     o    Rapid customer feedback

     o Development and execution of advertising campaigns in 48 hours compared with up to 6 to 8 weeks offline

     o Data mining capabilities that allow messages to be tailored to customer profiles, thereby generating higher response rates

     o Interactive formats that enable a customer to purchase immediately online

Business Development Strategy

We believe that the rapid growth and complexity of edirect marketing will lead many companies to outsourced solutions. Therefore, we believe there is a significant opportunity for a company who can demonstrate their experience and capabilities in developing cost effective email marketing and integrated advertising strategies. We intend to continue to implement the following strategies:

     o    Build market awareness and recognition as EDirect Marketing experts

     o Target industries and businesses that represent the greatest potential for email marketing adoption and growth

     o Develop and present case studies to organizations in other regions and markets who could benefit from our experience

     o Research and utilize emerging relevant technologies primarily from application service providers (ASP's)

     o Leverage our advertising contacts in pursuit of email marketing opportunities

     o Expand our email marketing relationships to include advertising agency opportunities

     o Pursue strategic acquisitions and alliances to access new geographic markets and to add complimentary services

Our Product

We believe that the future of marketing communications belongs to businesses that can combine personalized one to one marketing strategies with the decoding of consumer behavior through better research and profiling. We believe our eDirect Marketing Approach provides comprehensive behavior tracking that is valuable in building better strategies and stronger relationships. Our advertising agency team represents broad experience in working with the leading brands, retailers, and media.

Our team comes from the agency, client and media worlds. We believe that together our team can build more powerful integrated marketing communications with EDirect Marketing strategies.

Our products and services include:

     1.  Integrated (traditional/offline and online) marketing solutions.
     2.  Creative direction and production.
     3.  Innovative delivery technologies.
     4.  Multiple email deployment formats.

--------------------------------------------------------------------------------
                                                                          Page 4

     5.  Permission-based email list access.
     6.  Customer profile and tracking systems.
     7.  Importing and cleansing email databases.
     8. Customized content based on consumer behavior, demographics or requests.
     9.  High-speed email delivery.
     10. Auto responses and viral forwards.
     11. Email surveys and polls.

Competition

The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. With no significant barriers to entry and increasing attention being placed on the Internet as a means of advertising and direct marketing, we expect that competition will continue to increase. As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. We may also face competition from established online portals and community web sites, traditional list brokers, banner advertising managers, online advertising technology providers, customer management and retention service companies and traditional advertising agencies.

EDirect Marketing is in a high growth mode. Large direct marketing firms are exploring edirect marketing but most are not currently providing sophisticated capabilities. Some marketers are attempting to develop in-house edirect marketing strategies and deployment with mixed success. Our ability to compete and generate revenue from businesses will depend on our skill in utilizing the expertise we possess and edirect technologies we employ to provide superior strategies and execution and stay ahead of the pack.

Employees

We currently have 12 employees.

Item 2. Description of Property

Under an operating lease with an expiration dated May 31, 2002 we lease 2,760 square feet of space at 428 West 6th Ave., Vancouver, British Columbia at an annual cost of $39,717. The lease is non-cancelable through May 31, 2002, with monthly extensions available thereafter. We are currently investigating alternative space locations.

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

--------------------------------------------------------------------------------
                                                                          Page 5

                                                       High    Low

         January 1, 2000 - March 31, 2000             12.00    6.62
         April 1, 2000 - June 30, 2000                 8.63    3.00
         July 1, 2000 - September 30, 2000             4.13    1.28
         October 1, 2000 - December 31, 2000           1.31    0.34
         January 1, 2001 - March 31, 2001              0.31    0.19
         April 1, 2001 - June 30, 2001                 0.25    0.18
         July 1, 2001 - September 30, 2001             0.19    0.08
         October 1, 2001 - December 31, 2001           0.70    0.10

As of December 31, 2001 the closing bid price of our common stock was $.24. At December 31, 2001, there were 71 holders of record of 6,301,103 shares of common stock. There are approximately 4,000,654 shares held in street name.

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

--------------------------------------------------------------------------------
                                                                          Page 6

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

On June 15, 2001, a terminated employee exercised options, (which had been granted to him under the terms of the 1999 Equity Compensation Plan), to purchase 75,000 shares of common stock at a price of $.005 per share. The issuance of the shares of common stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 4, 2001, the Company completed a private placement of five units pursuant to Regulation S of the Securities Act of 1933, as amended. The five units were issued for an aggregate purchase price of $333,335 and consisted of an aggregate of 1,666,665 shares of Common Stock and warrants to purchase an aggregate of 1,666,665 shares of Common Stock; three units, consisting of an aggregate of 999,999 shares and an equal number of warrants were issued to Camino Enterprises Ltd., in exchange for the cancellation of $200,001 of debt owed to Camino Enterprises Ltd.; one unit, consisting of 333,333 shares and an equal number of warrants, was issued to a third party and the proceeds received by the Company were used to repay $66,667 of debt owed to Camino Enterprises and Mr. Hunter; one unit, consisting of 333,333 shares and an equal number of warrants, was issued to another third party partially in exchange for the cancellation of $52,000 of debt owed to such third party and partially upon receipt of $14,667; the $14,667 was used to repay $14,667 of debt owed to Camino Enterprises and Mr. Hunter. The warrants had a term of six months, expired on January 4, 2002 and were not exercised.


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

Overview

We are an integrated advertising strategies and permission-based edirect marketing company. Combining online direct marketing technology with promotional, marketing and brand expertise, our infrastructure is set up to deliver a full slate of innovative marketing solutions to a vast array of products and organizations.

Our services include the creation, integration and execution of both online and offline advertising strategies, the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, and comprehensive list management / brokerage packages.

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

--------------------------------------------------------------------------------
                                                                          Page 7

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

RESULTS FROM OPERATIONS

Revenue

We earn revenues by developing and implementing integrated marketing and advertising strategies and by delivering online direct marketing, promotional, and informational offers. We charge our advertisers based on a number of criteria including marketing services performed - strategic and creative development, advertising production, media planning and buying; emails deployed, qualified leads generated and database management.

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

Revenues for the year ending December 31, 2001 were $1,358,000, an increase of 36% over the year ending December 31, 2000. This increase results almost entirely from the addition of one major client. This new client and one recurring client account for over 60% of our revenues.

Cost of Revenue

Cost of revenue represents the cost of advertising purchased for clients and directly corresponds to our revenue levels. Additionally, during fiscal 2001 we strengthened our creative strategic capabilities and consequently generated appreciably more billings for these services than in the previous year. As these services do not involve the purchase of advertising, our cost of revenues is also proportionately less than in 2000.

Operating Expenses

Operating expenses for the year ending December 31, 2001 totaled $1,779,000, a decrease of $8,000 from the year ending December 31, 2000. Excluding stock-based compensation, the decrease from last year is $413,000 (27%). This decrease reflects the substantive steps we have taken to reduce our ongoing operating costs. These steps include the completion of the initial development of our relational database and email delivery system programs, consolidation of our two western Canada offices into one location, closure of our eastern Canada sales office, controlled use of professional services, cutbacks in administrative and marketing positions and the reduction of our internal technological staff through the outsourcing of the maintenance and storage of our technological facilities, implementation of certain application service provider (ASP) technologies and the utilization of IT professionals on a project-by-project contract basis.

--------------------------------------------------------------------------------
                                                                          Page 8

For the year ending December 31, 2001 we have recorded non-cash stock compensation expenses of $634,000, an increase of $405,000 over the year ending December 31, 2000. This increase is the result of changes to the estimated service life of the individuals holding the options. As the individuals holding the options are no longer employees of the Company, the unamortized deferred compensation applicable to their vested options has been fully amortized and recognized as an expense in 2001. The unamortized deferred compensation applicable to the unvested options has been written off to additional paid-in capital.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. As of December 31, 2001 we have negative working capital of $450,000. Advances from Daniel Hunter, our Chief Executive Officer and a company controlled by Mr. Hunter are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $450,000 and $1,296,000 for the years ending December 31, 2001 and 2000, respectively. Cash used in operations was primarily the result of net losses.

Net cash used in investing activities was $16,000 and $30,000 for the years ending December 31, 2001 and 2000, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $490,000 and $1,205,000 for the years ending December 31, 2001 and 2000, respectively. Cash provided by financing activities for the year ending December 31, 2001 consists of $718,000 in advances from related parties and $28,000 from a note payable. A total of $248,000 of the advances from related parties was utilized to repay in entirety our existing bank term loan and line of credit. Additionally, as described in Items 5 and 12, the company issued five units for an aggregate purchase price of $333,335, consisting of an aggregate of 1,666,665 shares of Common Stock and warrants to purchase an aggregate of 1,666,665 shares of Common Stock; three units, consisting of an aggregate of 999,999 shares and an equal number of warrants, were issued to Camino Enterprises Ltd., a company owned and controlled by Mr. Hunter, our Chief Executive Officer, in exchange for the cancellation of $200,001 of debt owed to Camino Enterprises Ltd.; one unit, consisting of 333,333 shares and an equal number of warrants, was issued to a third party and the proceeds received by the Company were used to repay $66,667 of debt owed to Mr. Hunter and Camino Enterprises Ltd.; one unit, consisting of 333,333 shares and an equal number of warrants, was issued to another third party partially in exchange for the cancellation of $52,000 of debt owed to such third party and partially upon receipt of $14,667; the $14,667 was used to repay $14,667 of debt owed to Mr. Hunter and Camino Enterprises Ltd. Cash provided by financing activities for the year ending December 31, 2000 consists of $1,265,000 from the issuance of capital stock and $50,000 from the issuance of a note payable; less repayments of loans totaling $31,000 and a reduction in advances from related parties of $87,000.

At December 31, 2001, we have no material capital commitments that will impact expenditures in 2002.

--------------------------------------------------------------------------------
                                                                          Page 9

FACTORS AFFECTING OPERATING RESULTS

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO CONTINUE OPERATIONS AND PURSUE FUTURE GROWTH

Advances from Daniel Hunter, our Chief Executive Officer and a company controlled by Mr. Hunter are funding our current operations. Our ability to meet our current obligations is dependent upon these advances. We need to raise funds in order to continue operations and implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to continue operations, implement our strategies, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures will be significantly limited. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences or privileges senior to those of our current stockholders.

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY

We incurred a net loss of $1,534,000 during the year ended December 31, 2001 and $1,635,000 during the year ended December 31, 2000. We require further spending and financing to implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. As a result, we may experience net losses and negative cash flows for the next few quarters.

The auditors' report on our December 31, 2001 consolidated financial statements includes an additional explanatory paragraph that states that due to the Company's need to generate cash from operations and obtain additional financing, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

You have limited information about us with which to evaluate our business strategies and performance and an investment in our common stock. Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

OUR EXISTING CLIENT BASE IS CONCENTRATED AND THE LOSS OF A MAJOR CLIENT WOULD BE DIFFICULT TO REPLACE

Two clients currently account for over 60% of our revenues. The loss of either of these clients would significantly damage our revenue base and opportunities for growth. We cannot guarantee that these clients will remain with us or that we will be able to access new clients to replace them.

OUR SUCCESS DEPENDS UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES AND WE ARE UNCERTAIN IF OR WHEN SUCH MARKET ACCEPTANCE WILL OCCUR.

We expect to derive an increasing portion of our revenues from electronic direct marketing services. If these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising media. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Even if they do so, they may not choose our products for technical, cost, support or other reasons. Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our new approach.

--------------------------------------------------------------------------------
                                                                         Page 10

COMPETITION FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. With no significant barriers to entry and increasing attention being placed on the Internet as a means of advertising and direct marketing, we expect that competition will continue to increase in the near term. Our ability to compete and generate revenue from businesses will depend on our skill in utilizing the expertise and EDM technology we have to provide superior strategies and execution.

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

FAILURE TO SAFEGUARD MEMBER PRIVACY COULD AFFECT OUR REPUTATION AMONG CONSUMERS.

An important feature of our strategy is our ability to capture list member profiles on behalf of our clients. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. Usage of the emailthatpays.com program could decline if any well-publicized compromise of security occurred. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

IF WE ARE UNABLE TO MANAGE OUR EXPECTED GROWTH, OUR BUSINESS WILL SUFFER.

In the rapidly evolving market for permission edirect marketing services, our ability to implement our business plan and successfully develop and offer our products and services requires an effective planning and management process. We anticipate that our future operations will place a significant strain on our management systems and resources. We expect that we will need to continue to improve our operational, financial and managerial controls and our reporting systems and procedures. We also will need to continue to expand, train and manage our work force.

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGES IN OUR INDUSTRY

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

--------------------------------------------------------------------------------
                                                                         Page 11

CONTINUED DEVELOPMENT AND USE OF THE INTERNET INFRASTRUCTURE IS CRITICAL TO OUR ABILITY TO OFFER OUR SERVICES

We depend heavily on third-party providers of Internet and related telecommunication services to operate our online direct marketing service. Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. If outages or delays occur frequently in the future, Internet usage and the usage of our products and services, could grow more slowly or decline. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline.

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


Item 7. Financial Statements

Audited Consolidated Financial Reports for Years ended December 31, 2001 and
2000.
        o  Independent Auditors Report
        o  Consolidated Balance Sheets
        o  Consolidated Statements of Operations and Deficit
        o  Consolidated Statement of Stockholders' Equity
        o  Consolidated Statement of Cash Flows
        o  Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

--------------------------------------------------------------------------------
                                                                         Page 12

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

         Our directors and executive officers, their ages and positions are set forth below:

Name                          Age          Title
-------------------------     ---          ------------------------------------
Daniel Hunter                 42           Chief Executive Officer, Director

Donald James MacKenzie        45           President and Secretary, Director

Brian Cobbe                   46           Vice-President, Director



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

Mr. Cobbe was appointed the Company's Vice-President and a Director on December 17, 2001. Since August 2001, Mr. Cobbe has been President of Coastal Media Group Ltd. Mr. Cobbe has over 20 years experience as an advertising executive, the last 12 years with Palmer Jarvis DDB.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own more than ten percent of our common stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

           Based on representations received from Reporting Persons and upon review of Form 3 and 4 filings, all filings required to be made by the Reporting Persons for the year 2001 were made in a timely manner, except for one filing by Mr. Cobbe with respect to him becoming a Reporting Person and one filing by Mr. Hunter with respect to one transaction which were filed late.


Item 10. Executive Compensation

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Daniel Hunter and
(ii) Donald James MacKenzie

                           Summary Compensation Table

                                        Annual Compensation                               Long-Term Compensation
                  -------------------------------------------------------------------------------------------------
                                                                    Awards                        Payouts
                                                         ----------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                           Securities
                                             Other          Restricted     Underlying                All
                                             Annual         Stock          Options/       LTIP       Other
                Year     Salary       Bonus  Compensation   Award          SAR            Payouts    Compensation
--------------- -------- -----------  ------ -------------- -------------- -------------- ---------- --------------
Daniel Hunter   2001     $145,311 (2) -      -              -              -              -          -
Chief           2000     $146,455     -      -              -              35,000         -          -
Executive       1999     $89,584      -      -              -              70,000         -          -
Officer
--------------- -------- -----------  ------ -------------- -------------- -------------- ---------- --------------
Donald James    2001     $134,045 (2) -                     -              -              -          $2,342 (1)
MacKenzie       2000     $122,700     -      -              -              35,000         -          $2,448
President       1999     $103,684     -      -              -              70,000         -          $776 (1)
-------------------------------------------------------------------------------------------------------------------

     (1)  Term life insurance premiums paid by us.

     (2) Mr. Hunter and Mr. MacKenzie have each voluntarily deferred payment of $16,146 of salary pending receipt of additional funding from external sources.

--------------------------------------------------------------------------------
                                                                         Page 13

The following Option / SAR Grants Table shows information regarding grants of stock options in this last completed fiscal year to the executive officers named in the Summary Compensation Table.


There were no stock options granted in this last completed fiscal year to the executive officers named in the Summary Compensation Table.

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


        Aggregate Options / SAR Exercises in and Fiscal Year-End Option /
                                SAR Value Table

------------------------------------------------------------------------------------------------------
                                                           Number of
                                                           Securities
                                                           Underlying            Value of
                                                           Unexercised           Unexercised
                                                           Options/SARs At       In-the-Money Options/
                            Share                          FY-End (#)            SARs at FY-End ($)
                            Acquired On     Value          Exercisable/          Exercisable/
                            Exercise        Realized       Unexercisable         Unexercisable
------------------------------------------------------------------------------------------------------
Daniel Hunter               -               -              62,223 / 42,777       0/0 (1)

Donald James MacKenzie      -               -              62,223 / 42,777       0/0 (1)
------------------------------------------------------------------------------------------------------


(1) FY-End Option/SAR Values based on exercise prices of $5.75 per share for 70,000 options and $1.35 per share for 35,000 options and 12-31-01 closing price of $0.24 per share.



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

--------------------------------------------------------------------------------
                                                                         Page 14

                            Security Ownership Table

        Name and Address of       Amount and Nature of
        Beneficial Owner (1)        Beneficial Owner       Percent of Class
        --------------------        ----------------       ----------------

Daniel Hunter (2)                     2,568,055 (3)              24.8

Brian Cobbe                              20,000                   0.2

Donald James MacKenzie                1,568,056 (3)              15.1

All executive officers and            4,156,111                  39.8
directors as a group (4)

(1) Unless otherwise indicated, the business address of all beneficial owners is 428 West 6th Avenue, Vancouver, BC V5Y 1L2.

(2) Includes 1,749,999 shares held by Camino Enterprises Ltd. Mr. Hunter is the sole shareholder of Camino Enterprises Ltd.

(3) Includes 68,056 shares which the holder has the right to acquire within 60 days upon the exercise of stock options.

(4) Includes shares held by Messrs. Hunter, Cobbe, and MacKenzie. Also includes 136,112 shares which the holders have the right to acquire within 60 days upon the exercise of stock options.


Item 12. Certain Relationships and Related Transactions

As presented in the following table, Mr. Hunter, our Chief Executive Officer, has advanced funds to us for working capital purposes both personally and through Camino Enterprises Ltd., a company of which he is the sole shareholder.

------------------------------------------------------------------------------
                                         December 31,             December 31,
                                             2001                     2000
------------------------------------------------------------------------------
Controlled company                        $   129,549              $    60,020
Stockholder                               $   368,873                        -
                                          -----------              -----------
                                           $  498,422              $    60,020
------------------------------------------------------------------------------

The advance from the stockholder and the controlled company are unsecured, bear interest at an annual rate of 7%, have no set terms of repayment and are not callable during 2002.

 On July 4, 2001, the Company completed a private placement of five units. The five units were issued for an aggregate purchase price of $333,335 and consisted of an aggregate of 1,666,665 shares of Common Stock and warrants to purchase an aggregate of 1,666,665 shares of Common Stock; three units, consisting of an aggregate of 999,999 shares and an equal number of warrants were issued to Camino Enterprises Ltd., in exchange for the cancellation of $200,001 of debt owed to Camino Enterprises Ltd.; one unit, consisting of 333,333 shares and an equal number of warrants, was issued to a third party and the proceeds received by the Company were used to repay $66,667 of debt owed to Camino Enterprises and Mr. Hunter; one unit, consisting of 333,333 shares and an equal number of warrants, was issued to another third party partially in exchange for the cancellation of $52,000 of debt owed to such third party and partially upon receipt of $14,667; the $14,667 was used to repay $14,667 of debt owed to Camino Enterprises and Mr. Hunter. The warrants had a term of six months, expired on January 4, 2002 and were not exercised.

--------------------------------------------------------------------------------
                                                                         Page 15

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


                                     By: /s/ Donald James MacKenzie
                                         --------------------------------------
                                         Donald James MacKenzie, President
                                         and Secretary, Director


                                     By: /s/ Brian Cobbe
                                         --------------------------------------
                                         Brian Cobbe, Vice President, Director


         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on March 29, 2002.

         By:  /s/ Daniel Hunter
              -----------------------------------------------
              Daniel Hunter, Chief Executive Officer, Principal Accounting and Financial Officer, Director


         By:  /s/ Donald James MacKenzie
              -----------------------------------------------
              Donald James MacKenzie, President and Secretary, Director


         By:  /s/ Brian Cobbe
              -----------------------------------------------
              Brian Cobbe, Vice President, Director

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

                  3.2 Articles of Amendment to the Articles of Incorporation of tvtravel.com, Inc. (Previously filed)

                  4.1 1999 Equity Compensation Plan (Previously filed)

                  21 Subsidiaries. (Previously filed)

         (b)      Reports on Form 8-K

         None.

--------------------------------------------------------------------------------
                                                                         Page 16
                             emailthatpays.com, Inc.
               Index to Audited Consolidated Financial Statements
                     Years ended December 31, 2001 and 2000
                        With Independent Auditors' Report




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

                     Years ended December 31, 2001 and 2000

Independent auditors' report

The Board of Directors and Stockholders
emailthatpays.com, Inc.

We have audited the accompanying consolidated balance sheets of emailthatpays.com, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and comprehensive income (loss) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of emailthatpays.com, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming emailthatpays.com, Inc. will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's need to generate cash from operations and obtain additional financing raises substantial doubt about its ability to continue as a going concern. Management plans as to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP



Chartered Accountants

Victoria, Canada

February 8, 2002
emailthatpays.com, Inc.
Consolidated Balance Sheets
(expressed in United States dollars)

December 31, 2001 and 2000

===================================================================================================================
                                                                                    2001                 2000
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                                     $    24,387          $         -
     Accounts receivable                                                           87,195               74,932
     Prepaid expenses                                                              52,144               55,224
-------------------------------------------------------------------------------------------------------------------
                                                                                  163,726              130,156

Property and equipment, less accumulated depreciation (note 5)                     97,335              150,951

-------------------------------------------------------------------------------------------------------------------
                                                                              $   261,061          $   281,107
===================================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                                        $         -          $     8,479
     Accounts payable and accrued liabilities                                     269,990              229,106
     Accrued salaries                                                              79,041               19,285
     Unearned revenue                                                             259,369                    -
     Loans payable - current portion                                                    -              139,741
     Lease obligation - current portion                                             5,375                5,242
-------------------------------------------------------------------------------------------------------------------
                                                                                  613,775              401,853

Due to related parties (note 6)                                                   498,322               60,020
Loans payable (note 7)                                                                  -              102,508
Note payable (note 8)                                                              25,578               50,000
Lease obligation (note 9)                                                          10,041               16,373
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                            1,147,716              630,754

Stockholders' deficit (notes 10 and 11):
     Common stock                                                                  52,184               44,615
     Additional paid-in capital                                                 3,593,222            3,532,957
     Deferred stock-based compensation                                                  -             (900,200)
     Deficit                                                                   (4,542,324)          (3,008,038)
     Accumulated other comprehensive income (loss)                                 10,263              (18,981)
-------------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                               (886,655)            (349,647)

Commitment (note 14)
-------------------------------------------------------------------------------------------------------------------
                                                                              $   261,061          $   281,107
===================================================================================================================

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Operations
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

===================================================================================================================
                                                                                  2001                 2000
-------------------------------------------------------------------------------------------------------------------
Revenue                                                                     $   1,358,465        $   1,000,435

Cost of revenue                                                                 1,058,630              823,515
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      299,835              176,920

Operating expenses:
     Depreciation                                                                  69,643               67,695
     Remuneration stock-based compensation
       of $634,324 (2000 - $229,800)                                            1,379,522            1,153,622
     Legal and accounting                                                          71,883              100,414
     Consulting fees and computer services                                        125,619              123,925
     Phones and utilities                                                          19,465               31,737
     Rent                                                                          36,751               77,968
     Advertising and promotion                                                     20,824               73,264
     Other selling, general and administrative                                     55,835              158,752
-------------------------------------------------------------------------------------------------------------------
                                                                                1,779,542            1,787,377

-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                           (1,479,707)          (1,610,457)

Other income (expense):
     Interest income                                                                    -                4,755
     Interest expense                                                             (54,579)             (29,543)
-------------------------------------------------------------------------------------------------------------------
                                                                                  (54,579)             (24,788)

-------------------------------------------------------------------------------------------------------------------
Net loss                                                                    $  (1,534,286)       $  (1,635,245)
===================================================================================================================

Net loss per common share, basic and diluted                                $       (0.16)       $       (0.19)

Weighted average common shares outstanding,
   basic and diluted (note 3(k))                                                9,500,463            8,667,914
===================================================================================================================

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Stockholders' Deficit and Comprehensive Income (Loss) (expressed in United States dollars)

Year ended December 31, 2001

=================================================================================================================================
                                                                                                     Accumulated
                                                          Additional                    Deferred           other
                                                 Common      paid in                       stock   comprehensive   Stockholders'
                                                  stock      capital       Deficit  compensation   income (loss)         deficit
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               $         -         3,914      (252,792)            -           2,623        (246,255)

Shares issued in connection with:
     Issuance of common stock
       (8,428,092 shares)                       42,140     1,072,518             -             -               -       1,114,658
     Deferred stock-based
       compensation                              1,000     1,148,000             -    (1,149,000)              -               -
Amortization of deferred compensation                -             -             -        19,000               -          19,000
Net loss                                             -             -    (1,120,001)            -               -      (1,120,001)
Comprehensive loss:
     Foreign exchange translation
       adjustment                                    -             -             -             -         (14,004)        (14,004)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    43,140     2,224,432    (1,372,793)   (1,130,000)        (11,381)       (246,602)

Shares issued in connection with:
     Private placement for cash
       (275,000 shares)                          1,375     1,263,625             -             -               -       1,265,000
     Acquisition of promotional
       goods (20,000 shares)                       100        44,900             -             -               -          45,000
Amortization of deferred compensation                -             -             -       229,800               -         229,800
Net loss                                             -             -    (1,635,245)            -               -      (1,635,245)
Comprehensive loss:
     Foreign exchange translation
       adjustment                                    -             -             -             -          (7,600)         (7,600)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    44,615     3,532,957    (3,008,038)     (900,200)        (18,981)       (349,647)

Shares issued in connection with:
     Exercise of stock options (75,000
       shares)                                       -           375             -             -               -             375
     Private placement for cash/reduction
       of debt (1,333,333 shares)                6,667       260,001             -             -               -         266,668
     Private placement for cash/reduction
       of debt (333,333 shares)                  1,667        65,000             -             -               -          66,667

Cancellation or change in option status           (250)     (287,000)            -       287,250               -               -
Share options issued for services                  300        21,074             -             -               -          21,374
Cancellation of shares                            (815)          815             -             -               -
Amortization of deferred compensation                -             -             -       612,950               -         612,950
Net loss                                             -             -    (1,534,286)            -               -      (1,534,286)
Foreign exchange translation
   adjustment                                        -             -             -             -          29,244          29,244

---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                $   52,184     3,593,222    (4,542,324)            -          10,263        (886,655)
=================================================================================================================================

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Consolidated Statements of Cash Flows
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

===================================================================================================================
                                                                                   2001                 2000
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                               $  (1,534,286)       $  (1,635,245)
     Items not involving cash:
         Depreciation                                                              69,643               67,695
         Stock-based compensation                                                 634,324              229,800
         Foreign exchange on subsidiary operations                                 29,244               (7,600)
         Loss on disposal of equipment                                                  -                2,914
     Changes in operating assets and liabilities:
         Change in accounts receivable                                            (12,263)             116,048
         Change in prepaid expenses                                                 3,080                  286
         Change in accounts payable and accrued liabilities                        40,884              (66,004)
         Increase in unearned revenue                                             259,369                    -
         Increase in accrued salaries                                              59,756               (4,280)
-------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                       (450,249)          (1,296,386)

Cash flows used in investing activities:
     Purchase of property and equipment                                           (16,027)             (41,336)
     Proceeds from disposal of equipment                                                -               10,891
-------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                        (16,027)             (30,445)

Cash flows from financing activities:
     Repayment of loans payable and lease obligation                             (248,448)             (31,473)
     Proceeds from (repayment of) bank indebtedness                                (8,479)               8,479
     Proceeds from notes payable                                                   28,358               50,000
     Proceeds from (repayment of) advances
       from related parties                                                       718,857              (86,784)
     Issue of common shares for cash                                                  375            1,375,000
     Share issue costs                                                                  -             (110,000)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    490,663            1,205,222

-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                        24,387             (121,609)

Cash, beginning of year                                                                 -              121,609

-------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                           $      24,387        $           -
===================================================================================================================

Supplementary information:
     Interest paid                                                          $      54,579        $      29,543
     Income taxes paid                                                                  -                    -
Non-cash transactions:
     Issue of common shares for repayment
       of debt                                                                    333,335                    -
     Cancellation of options                                                      287,250                    -
===================================================================================================================

See accompanying notes to consolidated financial statements.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

1.   The Company and description of business:

     emailthatpays.com, Inc. (the "Company") is incorporated in the state of Florida and is an integrated advertising strategies and electronic direct marketing service. The Company's services include the creation, integration and execution of both online and offline advertising strategies, the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs and comprehensive list management/brokerage packages.

     On October 22, 1999, the Company, then named Realm Production and Entertainment, Inc. ("Realm"), a public company listed on the over-the-counter bulletin board in the United States, issued 6,572,000 shares of its common stock in connection with the merger of a wholly-owned subsidiary of Realm with and into emailthatpays.com ("email Nevada"), a private company incorporated in the State of Nevada. This transaction was accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common shares for consideration equal to the net monetary assets of Realm. On October 27, 1999, Realm changed its name to tvtravel.com Inc. and, subsequently, on December 21, 1999, to emailthatpays.com, Inc.

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

2.   Liquidity and future operations:

     The Company has sustained net losses and negative cash flows from operations since its inception. At December 31, 2001, the Company has negative working capital of $450,049. For the year ended December 31, 2001, the Company has used $450,249 cash in operating activities. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

2.   Liquidity and future operations (continued):

     Management is working to obtain sufficient working capital from external sources in order to continue operations at current levels for a reasonable period of time into the future. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful. Failure to generate sufficient cash flow, will require the Company to amend or reduce operations.

3.   Significant accounting policies:

     (a) Basis of presentation:

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in the consolidation process.

     (b) Use of estimates:

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. The valuation of stock compensation is a significant area requiring the use of estimates. Actual results could differ from the estimates used in the preparation of consolidated financial statements.

     (c) Revenue recognition:

         The Company earns revenue by charging fees for sending targeted e-mail and for providing integrated marketing and advertising solutions. Revenue is recognized in accordance with contractual arrangements which generally is when e-mail is transmitted and services are performed. Amounts received prior to services being performed are recorded as unearned revenue.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

3.   Significant accounting policies (continued):

     (d) Foreign currency:

         The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheet dates with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the other comprehensive income (loss)) in stockholders' equity.

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

         The annual rates used to compute depreciation on a declining balance basis are as follows:

         =======================================================================
         Asset                                                          Rate
         -----------------------------------------------------------------------

         Office furniture and fixtures                                   20%
         Computer hardware                                               30%
         Computer software                                              100%

         =======================================================================

         Leasehold improvements are amortized over the term of the lease.

     (f) Capital leases and obligations:

         The asset value and amount of the capital lease obligations recorded at the beginning of the lease term are calculated based upon the present value of the minimum lease payments. Assets under a capital lease are depreciated at the same rates as property and equipment.

     (g) Computer development software:

         Programming, application development and enhancement costs associated with the Company's relational database program and Web site products are expensed as incurred.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

3.   Significant accounting policies (continued):

     (h) Financial instruments and concentration of risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable and accrued liabilities, accrued salaries and obligations under capital leases. At December 31, 2001 and 2000, the fair market value of these instruments approximated their financial statement carrying amount due to the short term maturity of these instruments. The Company does not require collateral for accounts receivable, but does evaluate customer creditworthiness and establishes allowances as necessary based on management estimates of collectibility.

         Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short term maturity and market rates of interest.

     (i) Income taxes:

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

     (j) Stock-based compensation:

         The Company accounts for stock-based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The Company accounts for stock-based compensation arrangements for non-employees in accordance with provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, compensation expense for services received from non-employees is based upon the fair value of equity instruments issued as the services are performed and the stock award is earned.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

3.   Significant accounting policies (continued):

     (k) Net loss per share:

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods, and gives retroactive effect to the shares issued on the recapitalization described in note 1. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented, basic and diluted net loss per share is the same as any exercise of options would be anti-dilutive.

     (l) Impairment of long-lived assets and long-lived assets to be disposed of:

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. At December 31, 2001, the only long-lived assets reported on the Company's consolidated balance sheets are property and equipment.

     (m) Comprehensive income (loss):

         Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

         =======================================================================
                                                           2001           2000
         -----------------------------------------------------------------------

         Net loss                                     $ 1,534,286    $ 1,635,245
         Other comprehensive (income) loss:
              Foreign currency translation adjustment     (29,244)         7,600

         -----------------------------------------------------------------------
         Comprehensive loss                           $ 1,505,042    $ 1,642,845
         =======================================================================
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

4.   Economic dependence:

     During the year, the Company generated 60% of total revenue (approximately $800,000) from two customers.

5.   Property and equipment:

     ==============================================================================================================
                                                                                  Accumulated         Net book
     2001                                                              Cost      depreciation            value
     --------------------------------------------------------------------------------------------------------------
     Office furniture and fixtures                               $   82,058        $   37,286       $   44,772
     Computer hardware                                              106,318            56,534           49,784
     Computer software                                               26,307            26,307                -
     Leasehold improvements                                          40,904            38,125            2,779

     --------------------------------------------------------------------------------------------------------------
                                                                 $  255,587        $  158,252       $   97,335
     ==============================================================================================================

     ==============================================================================================================
                                                                                  Accumulated         Net book
     2000                                                              Cost      depreciation            value
     --------------------------------------------------------------------------------------------------------------
     Office furniture and fixtures                               $   69,872        $   18,316       $   51,556
     Computer hardware                                              119,232            41,729           77,503
     Computer software                                               12,197            12,197                -
     Leasehold improvements                                          42,844            20,952           21,892

     --------------------------------------------------------------------------------------------------------------
                                                                 $  244,145        $   93,194       $  150,951
     ==============================================================================================================

     Assets under capital lease are included in office furniture and fixtures of $7,280 (2000 - $10,324) and computer hardware $5,706 (2000 - $8,348).

6.   Due to related parties:

     ===========================================================================
                                                        2001             2000
     ---------------------------------------------------------------------------

     Stockholder-controlled company                 $  129,449       $   60,020
     Stockholder                                       368,873                -

     ---------------------------------------------------------------------------
                                                    $  498,322       $   60,020
     ===========================================================================

     The advances from the stockholder-controlled company and the stockholder are unsecured, bear interest at an annual rate of 7% and are not callable within 2002. Interest of $20,500 is payable on these loans at December 31, 2001 (2000 - nil).

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

7.   Loans payable:

     ===========================================================================
                                                      2001              2000
     ---------------------------------------------------------------------------

     Bank demand operating loan                    $     -       $   100,034
     Bank instalment loan                                -           142,215
     ---------------------------------------------------------------------------
                                                         -           242,249
     Less current portion                                -           139,741

     ---------------------------------------------------------------------------
                                                   $     -       $   102,508
     ===========================================================================

     All loans were designated in Canadian dollars and were secured by a general security agreement covering all assets of the Company and a general assignment of book debts.

8.   Note payable:

     The note payable is unsecured, bears interest at an annual rate of 7% and is not callable until January 1, 2003.

9.   Capital leases:

     The Company leases equipment under capital lease arrangements which expire in 2004. Future obligations under these leases are as follows:

     ===========================================================================
         2002                                                          $  6,485
         2003                                                             6,485
         2004                                                             4,324
     ---------------------------------------------------------------------------
         Total minimum lease payments                                    17,294
         Less interest component                                          1,878
     ---------------------------------------------------------------------------
         Present value of capital lease obligations                      15,416
         Less current portion                                             5,375

     ---------------------------------------------------------------------------
                                                                       $ 10,041
     ===========================================================================
emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

10.  Capital structure:

     The transaction described in note 1 between Realm and email Nevada was accounted for as a recapitalization of email Nevada, effectively as if email Nevada had issued common shares for consideration equal to the net monetary assets of Realm. Stockholders' equity gives effect to the shares issued to the stockholders of email Nevada prior to October 22, 1999 and the Company thereafter. The following table presents the issued and outstanding common stock:

     ==============================================================================================================
                                                    Company    email Nevada                         Additional
                                                     common          common                            paid in
                                                     shares          shares         Par value          capital
     --------------------------------------------------------------------------------------------------------------
     December 31, 1999                            8,428,093               -            43,140        2,224,432

     Private placement, March 5, 2000,
       net of $110,000 issuance costs               275,000               -             1,375        1,263,625
     Acquisition of promotional goods                20,000               -               100           44,900
     --------------------------------------------------------------------------------------------------------------
     December 31, 2000                            8,723,093               -            44,615        3,532,957

     Stock options exercised - June 2001             75,000               -                 -              375
     Write off of options due to
       cancellation or change
       in status                                          -               -              (250)        (287,000)
     Options issued for services                          -               -               300           21,074
     Private placement - July 2001                1,333,333               -             6,667          260,001
     Private placement - July 2001                  333,333               -             1,667           65,000
     Settlement with former employee               (163,000)              -              (815)             815

     --------------------------------------------------------------------------------------------------------------
     December 31, 2001                           10,301,759               -            52,184        3,593,222
     ==============================================================================================================

     The Company has authorized 100,000,000 $0.005 par value common shares and 2,000,000 $0.01 par value preferred shares (no preferred shares issued and outstanding).

11.  Common stock options:

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

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

11.  Common stock options (continued):

     During 1999, the Company granted a total of 930,000 non-qualified stock options. 730,000 options with a three-year vesting period and an exercise price of $5.75 (an amount that approximated or exceeded the market value of the Company stock on the date of grant) were granted to certain employees and directors. A further 200,000 options were granted with a two-year vesting period and an exercise price of $.005 (an amount below the market value of the Company stock on the date of grant) to certain employees of the Company. The Company recorded a non-cash compensation expense in fiscal 2001 of $612,950 (2000 - $229,800) relating to these options, representing an implicit benefit derived from the exercise price being less than market value. As the individuals holding the options are no longer employees of the Company, the deferred compensation applicable to their vested options has been fully amortized and recognized as an expense in 2001. The unamortized deferred compensation applicable to the unvested options has been written off to additional paid-in capital.

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

     During 2001, a terminated employee exercised options to purchase 75,000 shares of common stock at an exercise price of $.005 per share. Further, due to changes in the employment status of certain employees, options to purchase 25,000 shares of common stock at an exercise price $.005 and options to purchase 135,000 shares at exercise prices ranging from $1.35 to $5.75 reverted back to the Plan.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

11.  Common stock options (continued):

     Following is a summary of stock option activity for the year ended December 31, 2001.

     ==============================================================================================================
                                                                                                      Weighted
                                                                                                       average
                                                                              Outstanding             exercise
                                                                                   shares                price
     --------------------------------------------------------------------------------------------------------------
     Outstanding as of December 31, 1998                                                -             $      -
     Granted                                                                      930,000                 4.51
     Exercised                                                                          -                    -
     --------------------------------------------------------------------------------------------------------------
     Outstanding as of December 31, 1999                                          930,000                 4.51

     Granted                                                                      403,000                 2.27
     Exercised                                                                          -                    -
     Forfeited                                                                   (399,000)                5.52
     --------------------------------------------------------------------------------------------------------------
     Outstanding as of December 31, 2000                                          934,000                 3.12

     Granted                                                                            -                    -
     Exercised                                                                    (75,000)               0.005
     Forfeited                                                                   (160,000)                3.06
     --------------------------------------------------------------------------------------------------------------
     Outstanding as of December 31, 2001                                          699,000             $   3.46
     ==============================================================================================================

     Options vested as of December 31, 2001                                       447,556             $   3.45
     ==============================================================================================================

     The following table summarizes information about stock options outstanding at December 31, 2001:

     ==============================================================================================================
                                  Options outstanding                                  Options exercisable
                      ---------------------------------------------------         ---------------------------------
                                             Average             Weighted                             Weighted
        Range of                           remaining              average                              average
        exercise             Number      contractual             exercise              Number         exercise
          prices        outstanding     life (years)                price         exercisable            price
     --------------------------------------------------------------------------------------------------------------
     $    0.005             100,000                8             $  0.005             100,000          $ 0.005
     $     1.35             233,000                9             $   1.35             103,556          $  1.35
     $     5.75             366,000                8             $   5.75             244,000          $  5.75

     --------------------------------------------------------------------------------------------------------------
                            699,000                              $   3.46             447,556          $  3.45
     ==============================================================================================================

     At December 31, 2000, the weighted average exercise prices for options outstanding and options exercisable were $3.12 and $2.68, respectively.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

11.  Common stock options (continued):

     The following table disaggregates stock compensation expense by employees and non-employees.

     ==============================================================================================================
                                                                                     2001                 2000
     --------------------------------------------------------------------------------------------------------------
     Pursuant to stock option grants to employees                           $     612,950        $     229,800
     Pursuant to stock option grants to non-employees                              21,374                    -

     --------------------------------------------------------------------------------------------------------------
                                                                            $     634,324        $     229,800
     ==============================================================================================================

     The Company has adopted the disclosure requirements of SFAS No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", to account for grants to employees under the Company's existing stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined, based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company's net loss and basic loss per share would have been adjusted as follows:

     ==============================================================================================================
                                                                                     2001                 2000
     --------------------------------------------------------------------------------------------------------------
     Loss for the year                                                      $   1,534,286        $   1,635,245
     Loss for the year - pro-forma                                              1,589,190            2,413,494
     Basic loss per share                                                            0.16                 0.19
     Basic loss per share - pro-forma                                                0.17                 0.28

     ==============================================================================================================

     The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

     ==============================================================================================================
                                                                                     2001                 2000
     --------------------------------------------------------------------------------------------------------------

     Expected dividend yield                                                         0.0%                 0.0%
     Expected stock price volatility                                                  75%                  75%
     Risk-free interest rate                                                         6.0%                 6.0%
     Expected life of options                                                     3 years              3 years

     ==============================================================================================================

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

12.  Share purchase warrants:

     Immediately prior to the share exchange between email Nevada and Realm, 65,190 stock purchase warrants were outstanding. The warrants allow the holder to purchase one common share at prices between $12.50 and $50.00. The exercise price of the warrants exceeded the market price of the Company's common stock on the date of issuance.

     In conjunction with the March 5, 2000 private placement of common shares, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 and an expiry date of March 5, 2003. On June 6, 2000, the Company issued warrants to purchase 325,000 shares of common stock with an exercise price of $3.25 and an expiry date of June 6, 2003.

     In conjunction with the July 4, 2001 private placement of common shares, the Company issued warrants to purchase 1,666,666 shares of common stock with an exercise price of $0.20 and an expiry date of January 4, 2002.

     The warrants have the following price and expiration dates:

     ===========================================================================
     Number of warrants          Exercise price              Expiration date
     ---------------------------------------------------------------------------

     1,666,666                   $        0.20               January 4, 2002
         325,000                 $        3.25               June 6, 2003
         100,000                 $        5.00               March 5, 2003
          30,000                 $       12.50               December 31, 2005
          15,000                 $       20.00               December 31, 2005
          15,000                 $       23.00               December 31, 2005

     ===========================================================================

     To December 31, 2001 no warrants have been exercised. On January 4, 2002, all warrants exercisable at $0.20 expired.

emailthatpays.com, Inc.
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2001 and 2000

================================================================================

13.  Income taxes:

     Current income taxes are computed at statutory rates on pre-tax income. Deferred taxes would be recorded based on differences in the carrying values of assets and liabilities for financial statement and income tax purposes. At December 31, 2001, the Company has elected to carry forward net operating losses for international, federal and state income tax purposes of approximately $3.6 million that maybe available to reduce future taxable income to 2015. As utilization of such operating losses for tax purposes is not considered to be more likely than not, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

     The components of the deferred tax asset as of December 31, 2001 are as follows:

     ===========================================================================
                                                   2001                2000
     ---------------------------------------------------------------------------

     Deferred tax asset:
         Net operating loss carry forward    $  1,305,000        $  1,068,000
         Less valuation allowance              (1,305,000)         (1,068,000)

     ---------------------------------------------------------------------------
     Net deferred tax                        $          -        $          -
     ===========================================================================

     At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $3,567,000, which are available to offset future federal taxable income, if any, through 2021.

14.  Commitment:

     The Company leases office space under an operating lease of $19,858, which expires in 2002.