Form 10QSB
period 2002-03-31
EMAILTHATPAYS COM INC
filed 2002-05-15
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             March 31, 2002
Commission file number:                     000-26047

                                   Forge, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                            65-0609891
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


                             emailthatpays.com,Inc.
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2002: 10,395,507 shares of common stock, $.005 par value per share.

                          FORGE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX




                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         As of March 31, 2002 (Unaudited) and December 31, 2001..............................................3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three Months Ended March 31, 2002 and March 31, 2001 .......................................4
Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months Ended March 31, 2002 and March 31, 2001 .......................................5
Notes to Unaudited Consolidated Financial Statements ......................................................6-9

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................................................10-11

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

Signatures .................................................................................................13

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


Forge, Inc.
Consolidated Balance Sheets (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                     2002                 2001
---------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                                   $           -        $      24,387
     Accounts receivable                                                          148,474               87,195
     Prepaid expenses                                                              47,150               52,144
---------------------------------------------------------------------------------------------------------------
                                                                                  195,624              163,726

Property and equipment, less accumulated depreciation                              97,619               97,335

---------------------------------------------------------------------------------------------------------------
                                                                            $     293,243        $     261,061
===============================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                                      $       9,053        $           -
     Accounts payable and accrued liabilities                                     722,245              269,990
     Accrued salaries                                                              92,753               79,041
     Unearned revenue                                                                   -              259,369
     Lease obligation - current portion                                             5,511                5,375
---------------------------------------------------------------------------------------------------------------
                                                                                  829,562              613,775

Due to related parties                                                            525,284              498,322
Note payable                                                                       25,999               25,578
Lease obligation                                                                    8,601               10,041
---------------------------------------------------------------------------------------------------------------
   Total liabilities                                                            1,389,446            1,147,716

Stockholders' deficit:
     Common stock                                                                  52,184               52,184
     Additional paid-in capital                                                 3,593,722            3,593,222
     Deficit                                                                   (4,756,442)          (4,542,324)
     Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                     14,333               10,263
---------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                             (1,096,203)            (886,655)

---------------------------------------------------------------------------------------------------------------
                                                                            $     293,243        $     261,061
===============================================================================================================

See accompanying notes to unaudited financial statements.

Forge, Inc.
Consolidated Statements of Operations and Deficit (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                     2002                 2001
---------------------------------------------------------------------------------------------------------------
Revenue                                                                     $     547,871        $     231,611

Cost of revenue                                                                  (394,730)            (188,894)
---------------------------------------------------------------------------------------------------------------
Gross profit                                                                      153,141               42,717

Operating expenses:
     Depreciation                                                                   7,175               16,670
     Remuneration including stock-based compensation                              209,470              242,415
     Legal and accounting                                                          24,406               14,873
     Consulting fees and computer services                                         43,702               33,426
     Phones and utilities                                                           4,108                4,784
     Rent                                                                           9,652                7,187
     Advertising and promotion                                                     23,374                1,789
     Other selling, general and administrative                                     23,643               14,772
---------------------------------------------------------------------------------------------------------------
                                                                                  345,530              335,916

---------------------------------------------------------------------------------------------------------------
Loss from operations                                                             (192,389)            (293,199)

Other income (expenses):
     Interest expense                                                             (21,729)              (7,136)
---------------------------------------------------------------------------------------------------------------
                                                                                  (21,729)              (7,136)

---------------------------------------------------------------------------------------------------------------
Net loss                                                                         (214,118)            (300,335)

Deficit, beginning of period                                                   (4,542,324)          (3,008,038)

---------------------------------------------------------------------------------------------------------------
Deficit, end of period                                                       $ (4,756,442)       $  (3,308,373)
===============================================================================================================

Net loss per common share, basic and diluted                                        (0.02)               (0.03)

Weighted average common shares outstanding,
   basic and diluted                                                          (10,351,758)          (8,723,093)

See accompanying notes to unaudited financial statements.

Forge, Inc.
Consolidated Statements of Cash Flows (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                     2002                 2001
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                               $    (214,118)       $    (300,335)
     Items not involving cash:
         Depreciation                                                               7,175               16,670
         Stock-based compensation                                                       -               57,450
         Foreign exchange on subsidiary operations                                  4,070               23,683
     Changes in operating assets and liabilities:
         Change in accounts receivable                                            (61,279)             (17,228)
         Change in prepaid expenses                                                 4,994                  397
         Change in accounts payable and accrued liabilities                       452,255              (34,273)
         Change in unearned revenue                                              (259,369)                   -
         Increase in accrued salaries                                              14,212                    -
---------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                        (52,060)            (253,636)

Cash flows used in investing activities:
     Purchase of property and equipment                                            (7,459)             (12,740)
---------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                         (7,459)             (12,740)

Cash flows from financing activities:
     Repayment of loans payable                                                         -               (3,775)
     Repayment of lease obligation                                                 (1,304)                   -
     Proceeds from bank indebtedness                                                9,053               84,609
     Proceeds from notes payable                                                      421                    -
     Proceeds from (repayment of) advances from related parties                    26,962              185,542
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                     35,132              266,376

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                       (24,387)                   -

Cash, beginning of period                                                          24,387                    -

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $           -        $           -
===============================================================================================================

Supplementary information:
   Interest paid                                                                   12,562                7,136
   Income taxes paid                                                                    -                    -

See accompanying notes to unaudited financial statements.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002


1.       The Company and description of business:

Forge, Inc. (the "Company") is incorporated in the state of Delaware and is a "permission-based" e-mail marketing and integrated advertising strategies service. The Company's services include the design, delivery, tracking, and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies.

As described in Note 7, "Subsequent Events", on May 13, 2002 emailthatpays.com, Inc. ("email"), the Company's parent corporation, was merged into the Company in order to, among other things, change email's domicile from Florida to Delaware and to change its name. References to "the Company" refer to email for periods prior to May 13, 2002.

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

2.       Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At March 31, 2002, the Company has negative working capital of $633,938. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002


3.       Basis of Presentation:

The unaudited consolidated financial statements of the Company at March 31, 2002 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on March 29, 2002.

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

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002


6.       Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

                           --------------------------------------------------------------------
                                                                              2002       2001
                           --------------------------------------------------------------------
                           Net loss                                         $214,118   $300,335

                           Other comprehensive (income) / loss:               (4,070)   (23,683)
                           Foreign currency translation adjustment
                           --------------------------------------------------------------------
                           Comprehensive loss                               $210,048   $276,652
                           --------------------------------------------------------------------

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002



7.       Subsequent Events:

On May 2, 2002, at the annual meeting of the shareholders of emailthatpays.com, Inc., a Florida corporation ("email"), the shareholders approved the merger of email with and into the Company, a wholly owned subsidiary of email incorporated in the State of Delaware. On May 13, 2002, an Agreement and Plan of Merger between email and the Company was executed by an authorized signatory of each corporation and Articles of Merger was filed with the Delaware Secretary of State. The effect of the foregoing was to:

(1)      change the name from emailthatpays.com, Inc. to Forge, Inc.;
(2)      change emails state of incorporation from Florida to Delaware; and
(3) effect a reverse stock split of email's outstanding common stock by establishing an exchange ratio of one share of the Company's common stock for 20 shares of email's common stock.

Effective May 13, 2002, the Company's trading symbol on Nasdaq's
Over-the-Counter Bulletin Board changed from EMTP to FGRA.

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

o                 our ability to obtain additional funding;

o                 growth in demand for Internet products and services; and

o                 adoption of the Internet as an advertising medium.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Results of Operations
For the Three Months Ending March 31, 2002 and 2001

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

Total revenue for the three months ending March 31, 2002 was $547,871, an increase of 136% over the quarter ending March 31, 2001. The increase over last year reflects increased spending by existing clients and an expansion into creative services and production.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients. The increase over last year corresponds to our increased revenue. As well, our expansion into creative services and production involved less direct costs and resulted in an increase in our overall margin.

Operating Expenses

Over the last two years we have substantially reduced our operating costs through consolidation of our two western Canada offices into one location, closure of our eastern Canada sales office, controlled use of professional services and reduction of our internal technological staff, outsource the maintenance and storage of our technological facilities and utilize IT professionals on a project-by-project contract basis. On an on-going basis we do not anticipate reducing our operating expenses any further.

The increase in salary costs from $184,965 for the three months ending March 31, 2001 to $209,470 for the three months ending March 31, 2002 reflects new staff additions and an increase in employee benefits. Other operating expenses also reflect an increase in advertising and promotions due to a one time cost associated with the re-branding of the operating entities.

The decrease in stock-based compensation is due to the vested options being fully amortized and recognized as at December 31, 2001.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. At March 31, 2002, we have negative working capital of $633,938. Advances from a company controlled by a principal stockholder are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $52,060 and $253,636 for the three months ending March 31, 2002 and 2001, respectively. Cash used in operations was primarily the result of the net losses of $214,118 and $300,335, for the three months ending March 31, 2002 and 2001, respectively.

Net cash used in investing activities was $7,459 and $12,740 for the three months ending March 31, 2002 and 2001, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $35,132 and $266,376 for the three months ending March 31, 2002 and 2001, respectively. Cash provided by financing activities for the period ending March 31, 2002 consists of a increase in bank indebtedness of $9,053 and increased advances from related parties of $26,962. Cash provided by financing activities for the three months ending March 31, 2001 consists of an increase in bank indebtedness of $84,609 and $185,542 in increased advances from related parties.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On February 11, 2002 a former employee exercised options granted to him under the terms of the 1999 Equity Compensation Plan and purchased 93,750 shares of common stock at a price of $0.005 per share.

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


                                          EMAILTHATPAYS.COM, INC.



Dated:   May 14, 2002                 By:     /s/ Daniel Hunter
                                          --------------------------------------
                                              Daniel Hunter
                                              Chief Executive Officer
                                              Principal Accounting and Financial
                                              Officer, Director