Form 10QSB
period 2002-06-30
EMAILTHATPAYS COM INC
filed 2002-08-14
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             June 30, 2002
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


  (Former Name emailthatpays.com, Inc., Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X Yes   No
                                   ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 12, 2002: 519,751 shares of common stock, $.001 par value per share.

                          FORGE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2002
                                      INDEX


                                                                                             Page
                                                                                             ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         As of June 30, 2002 (Unaudited) and December 31, 2001...................................3
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three Months and Six Months Ended June 30, 2002 and June 30, 2001 ..............4
Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2002 and June 30, 2001 ...............................5
Notes to Unaudited Consolidated Financial Statements ..........................................6-8

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................................9-11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ....................................................................12
Item 2 - Changes in Securities and Use of Proceeds..............................................12
Item 3 - Defaults Upon Senior Securities........................................................12
Item 4 - Submission of Matters to a Vote of Security Holders ...................................12
Item 5 - Other Transactions.....................................................................12
Item 6 - Exhibits and Reports on Form 8-K ......................................................12

Signatures .....................................................................................13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


Forge, Inc.
Consolidated Balance Sheets (unaudited)

================================================================================================================
                                                                         June 30,                   December 31,
                                                                           2002                         2001
----------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                            $           -                   $    24,387
     Accounts receivable                                                   323,970                        87,195
     Prepaid expenses                                                       47,192                        52,144
----------------------------------------------------------------------------------------------------------------
                                                                           371,162                       163,726

Property and equipment, less accumulated depreciation                       93,058                        97,335

----------------------------------------------------------------------------------------------------------------
                                                                       $   464,220                   $   261,061
================================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                                 $     7,146                 $           -
     Accounts payable and accrued liabilities                            1,029,303                       269,990
     Accrued salaries                                                      128,163                        79,041
     Unearned revenue                                                            -                       259,369
     Lease obligation - current portion                                      5,859                         5,375
----------------------------------------------------------------------------------------------------------------
                                                                         1,170,471                       613,775

Due to related parties                                                     566,650                       498,322
Note payable                                                                27,536                        25,578
Lease obligation                                                             7,443                        10,041
----------------------------------------------------------------------------------------------------------------
   Total liabilities                                                     1,772,100                     1,147,716

Stockholders' deficit:
     Common stock                                                              520                        52,184
     Additional paid-in capital                                          3,645,386                     3,593,222
     Deficit                                                            (4,917,393)                   (4,542,324)
     Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                             (36,393)                       10,263
----------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                      (1,307,880)                     (349,647)

----------------------------------------------------------------------------------------------------------------
                                                                       $   464,220                   $   261,061
================================================================================================================


See accompanying notes to unaudited financial statements

Forge, Inc.
Consolidated Statements of Operations and Deficit (unaudited)

================================================================================================================
                                             Three Months Ended                         Six Months Ended
                                         June 30,            June 30,             June 30,            June 30,
                                          2002                2001                  2002                2001
----------------------------------------------------------------------------------------------------------------
Revenue                              $   744,853         $   412,921          $ 1,292,724          $   644,532

Cost of revenue                         (559,555)           (360,724)            (954,285)            (549,618)
----------------------------------------------------------------------------------------------------------------
Gross profit                             185,298              52,197              338,439               94,914

Operating expenses:
    Depreciation                           8,860              18,696               16,035               35,366
    Salaries and fringe benefits         214,997             151,971              424,467              336,936
    Stock-based compensation                   -             306,475                    -              363,925
    Legal and accounting                  57,691              21,232               82,097               36,105
    Consulting fees and
       computer services                  21,730              33,237               65,431               66,663
    Phones and utilities                   3,819               5,243                7,927               10,027
    Rent                                   8,960              10,175               18,612               17,363
    Advertising and promotion             10,112                 443               33,486                2,232
    Other selling, general
        and administrative                13,892               7,212               37,535               21,983
----------------------------------------------------------------------------------------------------------------
                                         340,061             554,684              685,591              890,600

----------------------------------------------------------------------------------------------------------------
Loss from operations                    (154,763)           (502,487)            (347,152)            (795,686)

Other income (expenses):
     Interest expense                     (6,188)             (7,252)             (27,917)             (14,388)
----------------------------------------------------------------------------------------------------------------
                                          (6,188)             (7,252)             (27,917)             (14,388)

----------------------------------------------------------------------------------------------------------------
Net loss                                (160,951)           (509,739)            (375,069)            (810,074)

Deficit, beginning of period          (4,756,442)         (3,308,373)          (4,542,324)          (3,008,038)

----------------------------------------------------------------------------------------------------------------
Deficit, end of period               $(4,917,393)        $(3,818,112)         $(4,917,393)         $(3,818,112)
================================================================================================================

Net loss per common share,
   basic and diluted                       (0.31)              (1.17)               (0.72)               (1.86)

Weighted average common
   shares outstanding, basic
   and diluted                           517,588             435,201              518,682              435,683

See accompanying notes to the unaudited financial statements

Forge, Inc.
Consolidated Statements of Cash Flows (unaudited)

================================================================================================================
                                                                                    Six Months Ended
                                                                               June 30,             June 30,
                                                                                 2002                 2001
----------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                                 $(375,069)            $(810,074)
     Items not involving cash:
         Depreciation                                                            16,035                35,366
         Stock-based compensation                                                     -               363,925
         Foreign exchange on subsidiary operations                              (46,156)               (2,590)
     Changes in operating assets and liabilities:
         Change in accounts receivable                                         (236,775)             (144,818)
         Change in prepaid expenses                                               4,952                 5,848
         Change in accounts payable and accrued liabilities                     759,313               109,396
         Change in unearned revenue                                            (259,369)                    -
         Change in accrued salaries                                              49,122                     -
----------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                      (87,947)             (442,947)

Cash flows used in investing activities:
     Purchase of property and equipment                                         (11,758)              (15,908)
----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                      (11,758)              (15,908)

Cash flows from financing activities:
     Repayment of loans payable                                                       -                (3,841)
     Repayment of lease obligation                                               (2,114)                    -
     Proceeds from bank indebtedness                                              7,146               124,981
     Proceeds from notes payable                                                  1,958                     -
     Proceeds from (repayment of) advances from related parties                  68,328               337,340
     Issue of share capital                                                           -                   375
----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                   75,318               458,855

----------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                (24,387)                    -

Cash, beginning of period                                                        24,387                     -

----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                           $       -             $       -
================================================================================================================

Supplementary information:
   Interest paid                                                                  1,983                14,388
   Income taxes paid                                                                  0                     0

See accompanying notes to the unaudited financial statements.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002


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

2. Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At June 30, 2002, the Company has negative working capital of $799,309. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002


3. Basis of Presentation:

The unaudited consolidated financial statements of the Company at June 30, 2002 and for the three month and six month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on March 29, 2002.

On May 13, 2002, pursuant to the merger of email into the Company, the Company effected a reverse stock split of email's outstanding common stock by exchanging one share of the Company's common stock for 20 shares of email's common stock. All earnings per share calculations have been retroactively restated to give effect to this reverse stock split.

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

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002


6. Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months       Six Months         Six Months
                                               Ended June 30,     Ended June 30,    Ended June 30,     Ended June 30,
                                                    2002               2001              2002               2001
---------------------------------------------------------------------------------------------------------------------
Net loss                                         $ 160,951          $ 509,739          $ 375,069           $ 810,074
Other comprehensive (income) / loss:                42,086            (21,093)            46,156               2,590
Foreign currency translation adjustment
---------------------------------------------------------------------------------------------------------------------
Comprehensive loss                               $ 203,037          $ 530,832          $ 421,221            $812,664
---------------------------------------------------------------------------------------------------------------------

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

Results of Operations
For the Three and Six Months Ending June 30, 2002 and 2001

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

Revenues for the quarter ending June 30, 2002 was $744,853, an increase of 42% over the first quarter of 2002 and a 55% increase over the quarter ending June 30, 2001. These increases reflect the return of two clients, an expansion of our services into creative services and production, and seasonal fluctuations in retail advertising, which typically are higher in the second and fourth quarters. For the six months ending June 30, 2002, total revenues of $1,292,724 exceeded last year by 200%. This increase results from the return of previous clients and an expansion of our services into creative services and production.

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

The increase in salary costs from $336,936 for the six months ending June 30, 2001 to $424,467 for the six months ending June 30, 2002 reflects new staff additions and an increase in employee benefits. Other operating expenses also reflect an increase in advertising and promotions due to a one time cost associated with the re-branding of the operating entities and an increase in legal and accounting fees due to the restructuring of the Company.

The decrease in stock-based compensation is due to the vested options being fully amortized and recognized as at December 31, 2001.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. At June 30, 2002, we have negative working capital of $799,309. Advances from a company controlled by a principal stockholder are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $87,947 and $442,947 for the six months ending June 30, 2002 and 2001, respectively. Cash used in operations are primarily the result of the net losses of $375,069 and $810,074, for the six months ending June 30, 2002 and 2001, respectively.

Net cash used in investing activities was $11,758 and $15,908 for the six months ending June 30, 2002 and June 30, 2001, respectively and relates to purchases property and equipment.

Net cash provided by financing activities was $75,318 and $458,855 for the six months ending June 30, 2002 and 2001, respectively. Cash provided by financing activities for the period ending June 30, 2002 consists of an increase in bank indebtedness of $7,146 and increased advances from related parties of $68,328. Cash provided by financing activities for the six months ending June 30, 2001 consists of an increase in bank indebtedness of $124,981 and $337,340 in advances from related parties.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On May 13, 2002 email merged into the Company, the effect of which was was to:

         (1) change the name from emailthatpays.com, Inc. to Forge, inc.;
         (2) change the Company's state of incorporation from Florida to Delaware; and
         (3) effect a reverse stock split of email's outstanding common stock by exchanging one share of the Company's common stock for 20 shares of email's common stock.

         The principal reasons for the change of the Company's state of incorporation and a summary of the differences of the rights of a shareholder under Florida law and Delaware law is contained in the Definitive Proxy Statement, filed by email with the Securities and Exchange Commission on April 9, 2002.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on May 2, 2002. At the meeting three matters were voted on.

         1. Election of three directors to serve a one-year term ending at the 2003 Annual Meeting. Daniel Hunter...Votes For: 6,432,853 Against:
             0 Abstentions: 300 James MacKenzie...Votes For: 6,432,853 Against:
             0 Abstentions: 300 Brian Cobbe...Votes For: 6,432,853 Against: 0
             Abstentions: 300

         2. Ratification of the selection of KPMG as independent auditors for the fiscal year ending December 31, 2002.

                     Votes For: 6,432,853    Against: 0   Abstentions: 300

         3. To approve the merger of email into the Company, the effect of which was to:

             o change the Company's name from emailthatpays.com, Inc. to Forge, Inc.;

             o change the Company's state of incorporation from Florida to Delaware; and

             o effect a reverse stock split of email's outstanding common stock by setting an exchange ratio, as determined by email's Board of Directors, in the merger of up to 20 shares of email's common stock for one share of the Company's common stock.

                     Votes For: 5,674,423 Against: 425 Abstentions: 200
                                  Broker non-votes: 785,305

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit
         Number      Description
         ------      -----------

         3.3         Certificate of Incorporation of Forge, Inc. *
         3.4         Bylaws of Forge, Inc. *
         3.5         Certificate of Meger for the State of Florida *
         3.6         Certificate of Merger for the State of Delaware *

* Previously filed on Form 8-K12g3, filed on May 13, 2002.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EMAILTHATPAYS.COM, INC.



Dated: August 13, 2002                By:        /s/ Daniel Hunter
                                          -----------------------------------
                                          Daniel Hunter
                                          Chief Executive Officer,
                                          Principal Accounting and Financial
                                          Officer and Director