Form 10QSB
period 2002-09-30
FORGE INC
filed 2002-12-10
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:             September 30, 2002
Commission file number:                     000-26047

                                   FORGE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                       65-0609891
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)


                          Suite 610 - 375 Water Street
                       Vancouver, British Columbia V6B5C6
                    (Address of Principal Executive Offices)

                                 (604) 801-5566
                (Issuer's Telephone Number, Including Area Code)


            428 West Sixth Avenue, Vancouver, British Columbia V5Y1L2
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 6, 2002: 519,751 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----

                          FORGE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX





                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
         As of September 30, 2002 (Unaudited) and December 31, 2001..................................1
Consolidated Statements of Operations and Deficit (Unaudited)
         For the Three and Nine Months Ended September 30, 2002 and September 30, 2001 ..............2
Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2002 and September 30, 2001 ........................3
Notes to Unaudited Consolidated Financial Statements ..............................................4-6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ....................................................................7-9

Item 3 - Controls and Procedures ....................................................................9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ........................................................................10
Item 2 - Changes in Securities and Use of Proceeds..................................................10
Item 3 - Defaults Upon Senior Securities............................................................10
Item 4 - Submission of Matters to a Vote of Security Holders .......................................10
Item 5 - Other Transactions.........................................................................10
Item 6 - Exhibits and Reports on Form 8-K ..........................................................10

Signatures .........................................................................................11

FORGE, Inc.
Consolidated Balance Sheets (unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2002                 2001
-------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash                                                                   $           -        $      24,387
     Accounts receivable                                                           85,095               87,195
     Prepaid expenses                                                              50,943               52,144
     --------------------------------------------------------------------------------------------------------------
                                                                                  136,038              163,726

Property and equipment, less accumulated depreciation                              87,213               97,335

-------------------------------------------------------------------------------------------------------------------
                                                                            $     223,251        $     261,061
===================================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                                      $      22,026        $           -
     Accounts payable and accrued liabilities                                     966,972              269,990
     Accrued salaries                                                             146,738               79,041
     Unearned revenue                                                                   -              259,369
     Lease obligation - current portion                                             5,791                5,375
     --------------------------------------------------------------------------------------------------------------
                                                                                1,141,527              613,775

Due to related parties                                                            562,060              498,322
Note payable                                                                       27,239               25,578
Lease obligation                                                                    5,765               10,041
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                            1,736,591            1,147,716

Stockholders' deficit:
     Common stock                                                                     520               52,184
     Additional paid-in capital                                                 3,645,386            3,593,222
     Deficit                                                                   (5,161,220)          (4,542,324)
     Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                      1,974              (10,263)
       ------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                             (1,513,340)            (349,647)

-------------------------------------------------------------------------------------------------------------------
                                                                            $     223,251        $     261,061
===================================================================================================================






See accompanying notes to unaudited financial statements

FORGE, Inc.
Consolidated Statements of Operations and Deficit (unaudited)


-------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                        Nine Months Ended
-------------------------------------------------------------------------------------------------------------------
                                   September 30,       September 30,        September 30,        September 30,
                                            2002                2001                 2002                 2001
-------------------------------------------------------------------------------------------------------------------

Revenue                            $     365,237       $     305,880        $   1,657,961        $     950,413

Cost of revenue                         (283,092)           (251,362)          (1,237,377)            (800,980)
-------------------------------------------------------------------------------------------------------------------
Gross profit                              82,145              54,518              420,583              149,433

Operating expenses:
    Depreciation                           7,479              18,702               23,514               54,068
    Salaries and fringe benefits         180,961             177,304              605,428              514,240
    Stock-based compensation                   -              28,725                    -              392,650
    Legal and accounting                  12,016              18,553               94,113               54,658
    Consulting fees and
       computer services                  66,569              27,368              132,000               94,031
    Phones and utilities                   4,470               5,051               12,397               15,078
    Rent                                   9,676               9,790               28,288               27,153
    Advertising and promotion             13,997               4,197               47,483                6,429
    Other selling, general
        and administrative                11,471              15,147               49,006               37,130
    ---------------------------------------------------------------------------------------------------------------
                                         306,639             304,837              992,228            1,195,437

-------------------------------------------------------------------------------------------------------------------
Loss from operations                    (224,494)           (250,319)            (571,645)          (1,046,004)

Other income (expenses):
     Interest expense                    (19,333)            (18,521)             (47,251)             (32,909)

-------------------------------------------------------------------------------------------------------------------
Net loss                                (243,827)           (268,840)            (618,896)          (1,078,914)

Deficit, beginning of period          (4,917,393)         (3,818,112)          (4,542,324)          (3,008,038)

-------------------------------------------------------------------------------------------------------------------
Deficit, end of period             $  (5,161,220)       $ (4,086,952)       $  (5,161,220)       $  (4,086,952)
===================================================================================================================


Net loss per common share,
   basic and diluted                     (0.47)                (0.52)              (1.19)               (2.34)

Weighted average common
   shares outstanding, basic
    and diluted, after giving rise to
    reverse stock split described
    in Note 3.                           519,751             512,370              519,046              461,522

See accompanying notes to the unaudited financial statements

FORGE, Inc.
Consolidated Statements of Cash Flows (unaudited)


-------------------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended
                                                                            September 30,        September 30,
                                                                                     2002                 2001
-------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Net loss                                                               $    (618,896)       $  (1,078,914)
     Items not involving cash:
         Depreciation                                                              23,514               54,068
         Stock-based compensation                                                       -              392,650
         Foreign exchange on subsidiary operations                                 12,237               16,242
     Changes in operating assets and liabilities:
         Change in accounts receivable                                              2,100              (63,986)
         Change in prepaid expenses                                                 1,201               (5,147)
         Change in accounts payable and accrued liabilities                       696,982              154,565
         Change in unearned revenue                                              (259,369)                   -
         Change in accrued salaries                                                62,243                    -
     --------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                        (79,988)            (530,522)

Cash flows used in investing activities:
     Purchase of property and equipment                                           (13,392)             (16,882)
     --------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                        (13,392)             (16,882)

Cash flows from financing activities:
     Repayment of loans payable                                                         -             (105,337)
     Repayment of lease obligation                                                 (3,860)                   -
     Proceeds from bank indebtedness                                               22,026              151,135
     Proceeds from (repayment of) advances from related parties                    50,827              167,896
     Issue of share capital                                                             -              333,710
     --------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                     68,993              547,404

-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                       (24,387)                   -

Cash, beginning of period                                                          24,387                    -

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $           -        $           -
===================================================================================================================

Supplementary information:
   Interest paid                                                                   42,870               32,909
   Income taxes paid                                                                    0                    0








See accompanying notes to the unaudited financial statements.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


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

2.  Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At September 30, 2002, the Company has negative working capital of $1,005,489. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


3.  Basis of Presentation:

The unaudited consolidated financial statements of the Company at September 30, 2002 and for the three and nine month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on March 29, 2002.

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

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


6.  Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                     Nine Months Ended
                                                    September 30                           September 30
---------------------------------------------------------------------------------------------------------------------
                                                2002              2001               2002                2001


Net loss                                         $243,827           $268,840          $618,896            $1,078,914

---------------------------------------------------------------------------------------------------------------------
Other comprehensive (income) / loss:             (33,919)           (18,832)          (12,237)              (16,242)
Foreign currency translation adjustment

---------------------------------------------------------------------------------------------------------------------
Comprehensive loss                               $209,908           $250,008          $606,659            $1,062,672

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

    o    development of an e-commerce market;

    o    growth in demand for Internet products and services; and

    o    adoption of the Internet as an advertising medium.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Results of Operations
For the Three and Nine Months Ending September 30, 2002 and 2001

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

Revenues for the quarter ending September 30, 2002 were $365,237, an increase of 19% over the quarter ending September 30, 2001 and a decrease of 51% from the second quarter of 2002. The increase over last year reflects increased spending by existing clients. The decrease from last quarter results from seasonal fluctuations in retail advertising, which typically are higher in the second and fourth quarters. For the nine months ending September 30, 2002, total revenues of $1,657,961 exceed last year by 74%. This increase results from increased spending of clients, the return of a previous client and an expansion of our services into creative services and production.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients. The increase over last year corresponds to our increased revenue. As well, our expansion into creative services and production involved less direct costs and resulted in an increase in our overall margin. Excluding these costs, our gross profit margins have remained relatively constant.

Operating Expenses

Over the last two years we have substantially reduced our operating costs through consolidation of our two western Canada offices into one location, closure of our eastern Canada sales office, controlled use of professional services and reduction of our internal technological staff, outsourcing the maintenance and storage of our technological facilities and utilization of IT professionals on a project-by-project contract basis. On an on-going basis we do not anticipate reducing our operating expenses any further.

The increase in salary costs from $514,240 for the nine months ending September 30, 2001 to $605,428 for the nine months ending September 30, 2002 reflects new staff additions and an increase in employee benefits. Other operating expenses also reflect an increase in advertising and promotions due to a one time cost associated with the re-branding of the operating entities and an increase in legal and accounting fees due to the restructuring of the Company.

The decrease in stock-based compensation is due to the vested options being fully amortized and recognized as at December 31, 2001.

Liquidity and Capital Resources

We have sustained net losses and negative cash flows from operations since our inception. At September 30, 2002, we have negative working capital of $1,005,489. Advances from a company controlled by a principal stockholder are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $79,988 and $530,522 for the nine months ending September 30, 2002 and 2001, respectively. Cash used in operations are primarily the result of the net losses of $618,896 and $1,078,914, for the nine months ending September 30, 2002 and 2001, respectively.

Net cash used in investing activities was $13,392 and $16,882 for the nine months ending September 30, 2002 and September 30, 2001, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $68,993 and $547,404 for the nine months ending September 30, 2002 and 2001, respectively. Cash provided by financing activities for the period ending September 30, 2002 consists of bank indebtedness of $22,026 and advances from related parties of $50,827. Cash provided by financing activities for the nine months ending September 30, 2001 consists of bank indebtedness of $151,135 and $333,710 in issuance of share capital.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including principal executive officer and principal financial officer, we evaluated the effectiveness of the Company's disclosure controls procedures (as such term is defined in Rules 13a-14(c) and-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective alerting them on a timely basis to material information relating to Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Act.

     (b) Changes in Internal Controls - Since the Evaluation Date, there have been any significant changes in the Company's internal controls or other factors that could significantly affect such controls.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit
         Number            Description
         ------            -----------

         3.3               Certificate of Incorporation of Forge, Inc. *
         3.4               Bylaws of Forge, Inc. *
         3.5               Certificate of Merger for the State of Florida *
         3.6               Certificate of Merger for the State of Delaware *

* Previously filed on Form 8-K12g3, filed on May 13, 2002.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FORGE, INC.



Dated:   December 6, 2002                By:   /s/ Daniel Hunter
                                              --------------------------
                                              Daniel Hunter
                                              Chief Executive Officer,
                                              Principal Accounting and Financial
                                              Officer and Director

CERTIFICATIONS

I, Dan Hunter, Chief Executive Officer and Principal Financial Officer of Forge, Inc., hereby certify that:

    1.   I have reviewed this quarterly report on Form 10-QSB of Forge, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   December 6, 2002                    By:   /s/ Daniel Hunter
                                                  --------------------------
                                                  Daniel Hunter
                                                  Chief Executive Officer and
                                                  Principal Financial Officer