Form 10KSB
period 2002-12-31
FORGE INC
filed 2003-04-16
CIK 1036588

                     U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   Form  10-KSB

     (Mark  One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For  the  fiscal  year  ended  December  31,  2002
                                    --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For  the  transition  period  from  -----------  to  -----------

                       Commission  file  number  000-26047
                                                 ---------


                                    Forge,  Inc.
                              ------------------------
                 (Name  of  Small  Business  Issuer  in  Its  Charter)


               Delaware                                 65-0609891
-------------------------------------------  -----------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation  or  Organization)

   Suite 610-375 Water  Street,  Vancouver,  BC              V6B  5C6
-----------------------------------------------    -------------------------
   (Address  of  Principal  Executive  Offices)            (Zip  Code)


                                 (604)  801-5566
                                 ---------------
                (Issuer's  Telephone  Number,  Including  Area  Code)


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


--------------------------------------------------------------------------------
                                                                          Page 1

         Check  if  there  is  no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The  Issuer's revenues for its most recent fiscal year were $2,059,738.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2003 was $31,975, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the NASD OTC Bulletin Board.

As of March 31, 2003, the Registrant had outstanding 519,751 shares of common stock.

Transitional  Small  Business  Disclosure  Format  (check  one).

YES      NO  X
    ---     ---



--------------------------------------------------------------------------------
                                                                          Page 2

PART  I

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

         This Report includes forward-looking statements as defined under US securities law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us and about our subsidiary companies, including, among other things:

                 -    our  ability  to  obtain  additional  funding;

                 -    our ability to successfully execute  our  business  model;

                 - development and growth in demand for permission-based email marketing; and

                 - adoption of email strategies into integrated advertising plans.


In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. Actual results could vary materially from expectations.


ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  STRUCTURE

Forge, Inc. (the "Company"), (formerly emailthatpays.com, Inc tvtravel.com, Inc. and formerly Realm Production and Entertainment Inc.), was incorporated under the laws of the State of Florida in May 1995.

On May 13, 2002 emailthatpays.com, Inc. ("email"), the Company's parent corporation, was merged into the Company in order to, among other things, change email's domicile from Florida to Delaware and to change its name. On May 13, 2002, the Company declared a one-for-twenty reverse stock split whereby each share of common stock issued and outstanding on May 13, 2002 was reclassified and changed to one-twentieth of one share of common stock, rounded down to the nearest whole share. All common shares and per share data have been retroactively adjusted to reflect this stock split. In addition, on May 13, 2002, the Company's 1999 Equity Compensation Plan was effectively cancelled. All common shares and per share data have been retroactively adjusted to reflect this stock split.

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


--------------------------------------------------------------------------------
                                                                          Page 3

We believe permission-based electronic direct marketing (eDirect marketing) utilizing the Internet, in particular email marketing, is revolutionizing the direct marketing industry. We believe electronic direct marketing is a more effective medium of delivering messages and tracking related activities. We believe electronic marketing can generate results for marketers at a fraction of traditional direct marketing costs. Through the integrated approach of our 100% owned subsidiaries, Forge Marketing ("FORGE") and Ignite Communications Ltd. ("Ignite"), we are positioned to help businesses communicate and market more effectively with their customers.

FORGE utilizes a relational database and custom delivery mechanisms that provide the technology to deliver, track, and analyze highly targeted online
"one-to-one"  marketing  campaigns  and  custom  loyalty  programs.   These
comprehensive email-marketing systems deliver a seamless end-to-end solution that enables marketers to develop and sustain responsible, two-way relationships with audiences while avoiding the problems associated with sending untargeted messages. Our edirect marketing team represents over five years experience in developing marketing strategies and technology.

Ignite, a full service advertising agency, supplies proven expertise in the creation, integration and execution of both online and offline advertising strategies. The Internet affects every company, whether it is competing in the information arena or locally against international competition. With expertise in both traditional advertising and e-commerce, we believe Ignite understands how technology is changing the industry and can position clients to take advantage of these changes now and in the future. Over the past year we have strengthened our creative strategic abilities. We intend to continue to be proactive and think out of the traditional agency box to create results.

THE  MARKET

We feel that the Internet has emerged as a global medium, enabling millions of people worldwide to communicate, share information and conduct business electronically. This emergence, combined with the rapid growth and complexity of the Internet as an advertising and marketing vehicle, has greatly expanded the importance being placed by businesses on the use of the Internet to enhance relationship management, expand brand development and cultivate new and existing customers.


We believe that Electronic Direct Marketing is now recognized as an effective way to enhance customer relationships, expand brand development, and cultivate new and existing customers. Permission based email marketing in particular is emerging as a valuable marketing strategy for all types of marketers.

We have found that EDirect Marketing represents a number of significant advantages:

    -   Substantial  cost  savings  over  traditional  Direct  Marketing options
    -   Rapid  customer  feedback
    - Development and execution of advertising campaigns in 48 hours compared with a much longer time offline
    - Data mining capabilities that allow messages to be tailored to customer profiles, thereby generating higher response rates
    - Interactive formats that enable a customer to purchase immediately online






--------------------------------------------------------------------------------
                                                                          Page 4

BUSINESS  DEVELOPMENT  STRATEGY

We believe that the rapid growth and complexity of edirect marketing will lead many companies to outsourced solutions. Therefore, we believe there is a significant opportunity for a company who can demonstrate their experience and capabilities in developing cost effective email marketing and integrated advertising strategies. We intend to continue to implement the following strategies:

    -   Build  market  awareness  and  recognition  for  EDirect  Marketing
    - Target industries and businesses that represent the greatest potential for email marketing adoption and growth
    - Develop and present case studies to organizations in other regions and markets who could benefit from our experience
    - Research and utilize emerging relevant technologies primarily from application service providers (ASP's)
    - Leverage our advertising contacts in pursuit of email marketing opportunities
    - Expand our email marketing relationships to include advertising agency opportunities
    - Pursue strategic acquisitions and alliances to access new geographic markets and to add complimentary services

OUR  PRODUCT

We believe that the future of marketing communications belongs to businesses that can combine personalized one to one marketing strategies with the decoding of consumer behavior through better research and profiling. We believe our eDirect Marketing Approach provides comprehensive behavior tracking that is valuable in building better strategies and stronger relationships. Our advertising agency team represents broad experience in working with numerous brands, retailers, and media.

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





--------------------------------------------------------------------------------
                                                                          Page 5

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

CUSTOMERS

The Company generated $1,377,000 of revenue from three customers. These three customers account for over 67% of total revenue.

SUPPLIERS

Our primary suppliers provide advertising media through television, radio, outdoor and print. These sources of media are readily available to the Company in the marketplace.

The Company's four largest suppliers of media are Pattison Outdoor, Rogers Publishing, Corus Entertainment and Standard Radio.

PATENTS  AND  TRADEMARKS

None.

GOVERNMENT  APPROVAL  REQUIREMENTS

None.

GOVERNMENTAL  REGULATIONS  AFFECTING  OUR  BUSINESS  MODEL

None.

EMPLOYEES

We  currently  have  12  employees.

RISK  RELATED  TO  OUR  FINANCIAL  CONDITION  AND  BUSINESS  MODEL

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

WE  HAVE  A  HISTORY  OF  OPERATING  LOSSES  AND  FUTURE  LOSSES  ARE  LIKELY

We incurred a net loss of $696,751 during the year ended December 31, 2002 and $1,534,286 during the year ended December 31, 2001. We require further spending and financing to implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. As a result, we may experience net losses and negative cash flows for the next few quarters.




--------------------------------------------------------------------------------
                                                                          Page 6

The auditors' report on our December 31, 2002 consolidated financial statements includes an additional explanatory paragraph that states that due to the Company's need to generate cash from operations and obtain additional financing, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OUR EXISTING CLIENT BASE IS CONCENTRATED AND THE LOSS OF A MAJOR CLIENT WOULD BE DIFFICULT TO REPLACE

Three clients currently account for over 67% of our revenues. The loss of any of these clients would significantly damage our revenue base and opportunities for growth. We cannot guarantee that these clients will remain with us or that we will be able to access new clients to replace them.

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




--------------------------------------------------------------------------------
                                                                          Page 7

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

FAILURE TO SAFEGUARD MEMBER PRIVACY COULD AFFECT OUR REPUTATION AMONG CONSUMERS.

An important feature of our strategy is our ability to capture list member profiles on behalf of our clients. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. Usage of the Forge Marketing program could decline if any well-publicized compromise of security occurred. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

IF  WE  ARE  UNABLE  TO  MANAGE  OUR  EXPECTED GROWTH, OUR BUSINESS WILL SUFFER.

We are unable to assure that our revenues will continue to grow. However, in the rapidly evolving market for permission edirect marketing services, our ability to implement our business plan and successfully develop and offer our products and services requires an effective planning and management process. We anticipate that our future operations will place a significant strain on our management systems and resources. We expect that we will need to continue to improve our operational, financial and managerial controls and our reporting systems and procedures. We also will need to continue to expand, train and manage our work force.

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




--------------------------------------------------------------------------------
                                                                          Page 8

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Under an operating lease with an expiration dated December 31, 2005 we lease 6,500 square feet of space at Suite 610-375 Water Street, Vancouver, British Columbia at an annual cost of $86,198 for year 2003 and $99,644 for years 2004 and 2005.

ITEM  3.  LEGAL  PROCEEDINGS

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


Our common stock is traded through the NASD Over-the-Counter Bulletin Board Trading System. From April 1998 until October 1999 our common stock was listed under the symbol "RMPE". In connection with our name change on October 27, 1999, our trading symbol changed to "TVCM". In connection with our name change on December 21, 1999, our trading symbol changed to "EMTP". In connection with our name change on May 13,2002, our trading symbol changed to "FRGA".


The following table presents the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations prior to June 30, 2002 have been adjusted to retroactively reflect the Company's reverse stock split of one for twenty shares.

                                                             High    Low

         January  1,  2001  -  March  31,  2001              6.20    3.80
         April  1,  2001  -  June  30,  2001                 5.00    3.60
         July  1,  2001  -  September  30,  2001             3.80    1.60
         October  1,  2001  -  December  31,  2001          14.00    2.00
         January  1,  2002  -  March  31,  2002              5.40    0.80
         April  1,  2002  -  June  30,  2002                 0.80    0.25
         July  1,  2002  -  September  30,  2002             0.25    0.25
         October  1,  2002  -  December  31,  2002           0.25    0.15



As of December 31, 2002 the closing bid price of our common stock was $0.15. At December 31, 2002, there were 80 holders of record of 519,751 shares of common stock. There are approximately 228,018 shares held in street name.



--------------------------------------------------------------------------------
                                                                          Page 9

No cash dividends have been declared with respect to our common stock since inception. We are not likely to pay any dividends in the foreseeable future. We intend to reinvest any earnings in our operations.

The transfer agent for our securities is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On March 5, 2000, the Company issued and sold an aggregate of 13,750 shares of common stock at $100 per share pursuant to Rule 506 of the Securities Act of 1933, as amended. After deducting a commission / investment-banking fee of 8% or $110,000 paid to LCP Capital Corp., the net consideration received for this share issuance is $1,265,000. In connection with this share issuance, the Company issued warrants to purchase 5,000 shares of common stock with an exercise price of $100.00 and an expiry date of March 5, 2003.

On April 26, 2000, pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued 1,000 shares of common stock in exchange for promotional goods valued at $45,000.

On June 6, 2000, in connection with the March 5, 2000 share issuance, the Company issued warrants to purchase a further 16,250 shares of common stock. These warrants have an exercise price of $65.00 and an expiry date of June 6, 2003.

On June 15, 2001, a terminated employee exercised options, (which had been granted to him under the terms of the 1999 Equity Compensation Plan), to purchase 3,750 shares of common stock at a price of $.100 per share. The issuance of the shares of common stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 4, 2001, the Company completed a private placement of five units pursuant to Regulation S of the Securities Act of 1933, as amended. The five units were issued for an aggregate purchase price of $333,335 and consisted of an aggregate of 83,333 shares of Common Stock and warrants to purchase an aggregate of 83,333 shares of Common Stock; three units, consisting of an aggregate of 49,999 shares and an equal number of warrants were issued to Camino Enterprises Ltd., in exchange for the cancellation of $200,001 of debt owed to Camino Enterprises Ltd.; one unit, consisting of 16,666 shares and an equal number of warrants, was issued to a third party and the proceeds received by the Company were used to repay $66,667 of debt owed to Camino Enterprises and Mr.
Hunter; one unit, consisting of shares and an equal number of warrants, was issued to another third party partially in exchange for the cancellation of $52,000 of debt owed to such third party and partially upon receipt of $14,667; the $14,667 was used to repay $14,667 of debt owed to Camino Enterprises and Mr. Hunter. The warrants had a term of six months, expired on January 4, 2002 and were not exercised.

On February 11, 2002, a terminated employee exercised options, (which had been granted to him under the terms of the 1999 Equity Compensation Plan), to purchase 4,687 shares of common stock at a price of $.100 per share. The issuance of the shares of common stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On May 13, 2002, the Company declared a one-for-twenty reverse stock split whereby each share of common stock issued and outstanding on May 13, 2002 was reclassified and changed to one-twentieth of one share of common stock, rounded down to the nearest whole share. All common shares and per share data have been retroactively adjusted to reflect this stock split. In addition, on May 13, 2002, the Company's 1999 Equity Compensation Plan was effectively cancelled.





--------------------------------------------------------------------------------
                                                                         Page 10

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

On May 13, 2002, the Company declared a one-for-twenty reverse stock split whereby each share of common stock issued and outstanding on May 13, 2002 was reclassified and changed to one-twentieth of one share of common stock, rounded down to the nearest whole share. In the current attached financial statements, all common shares and per share data have been retroactively adjusted to reflect this stock split. The 1999 Equity Compensation Plan was effectively cancelled on May 13, 2002.


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

To date, the vast majority of our revenue has been generated from the provision of integrated marketing and advertising strategies as opposed to our email services which have grown over the past 2 years but represent less than 7% of our overall billings. With increased focus, time and expenditure being directed to these online services, we anticipate proportionate increases in revenue, both in absolute and percentage terms. However, if these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations.

Revenues for the year ending December 31, 2002 were $2,059,738, an increase of 52% over the year ending December 31, 2001. This increase results from increased spending from two major clients and the addition of one major client. This new client and two recurring clients account for over 67% of our revenues.




--------------------------------------------------------------------------------
                                                                         Page 11

COST  OF  REVENUE

Cost of revenue represents the cost of advertising purchased for clients and directly corresponds to our revenue levels. Additionally, during fiscal 2002 we strengthened our creative strategic capabilities and consulting services consequently generated appreciably more billings for these services than in the previous year. As these services do not involve the purchase of advertising, our cost of revenues as a percentage of revenue is 5% less than in 2001.

OPERATING  EXPENSES

Operating expenses for the year ending December 31, 2002 totaled $1,191,980, a decrease of $587,562 from the year ending December 31, 2001. Excluding stock-based compensation, there was an overall increase in operating expenses from last year of $46,672 (4%). As our creative and consulting revenue increases so does the need for outsourcing consultants on a per project basis. We also incurred an increase in general and administrative costs due to our office move in October of 2002.

For the year ending December 31, 2002 we have no recorded non-cash stock compensation expenses, a decrease of $634,324 over the year ending December 31, 2001. This decrease is the result of changes to the estimated service life of the individuals holding the options. As the individuals holding the options are no longer employees of the Company, the unamortized deferred compensation applicable to their vested options has been fully amortized and recognized as an expense in 2001. The unamortized deferred compensation applicable to the unvested options has been written off to additional paid-in capital.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have sustained net losses and negative cash flows from operations since our inception. As of December 31, 2002 we have negative working capital of $1,027,567. Advances from Daniel Hunter, our Chief Executive Officer and a company controlled by Mr. Hunter are funding our current operations. Our ability to meet our current obligations is dependent upon these advances.

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

Net cash used in operating activities was $243,156 and $452,883 for the years ending December 31, 2002 and 2001, respectively. Cash used in operations was primarily the result of net losses.

Net cash used in investing activities was $14,452 and $16,027 for the years ending December 31, 2002 and 2001, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $288,117 and $490,603 for the years ending December 31, 2002 and 2001, respectively. Cash provided by financing activities for the year ending December 31, 2002 consists of $130,531 in advances from related parties and $160,327 from a loan payable. Cash provided by financing activities for the year ending December 31, 2001 consists mainly of $718,857 in advances from related parties. These funds were utilized in its entirety as working capital.

At December 31, 2002, we have no material capital commitments that will impact expenditures in 2003.





--------------------------------------------------------------------------------
                                                                         Page 12

ITEM  7.  FINANCIAL  STATEMENTS

Audited  Consolidated  Financial  Reports  for Years ended December 31, 2002 and
2001.
       -       Independent  Auditors  Report
       -       Consolidated  Balance  Sheets
       -       Consolidated  Statements  of  Operations
       -       Consolidated Statement of Stockholders' Deficit and
               Comprehensive
                    Income  (Loss)
       -       Consolidated  Statement  of  Cash  Flows
       -       Notes  to  Consolidated  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART  III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers, their ages and positions are set forth below:

Name                          Age          Title
-------------------------     ---          ------------------------------------
Daniel  Hunter                43           Chief  Executive  Officer,  Chief
                                           Financial  Officer  and  Director

Donald  James  MacKenzie      44           President  and  Secretary, Director

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

       Based on representations received from Reporting Persons and upon review of Form 3 and 4 filings, all filings required to be made by the Reporting Persons for the year 2002 were made in a timely manner,


ITEM  10.  EXECUTIVE  COMPENSATION

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Daniel Hunter and
(ii)  Donald  James  MacKenzie





--------------------------------------------------------------------------------
                                                                         Page 13


                                  Summary  Compensation  Table

                                     Annual  Compensation                     Long-Term  Compensation
                           -------------------------------------------------------------------------------
                                      Awards                        Payouts
--------------------------------------------------------------------------------

                             Year   Salary     Bonus   Other    Restricted    Securities   LTIP    All
                                                       Annual    Stock        Underlying   Payouts Other
                                                       Compen    Award        Options/             Compen
                                                       sation                  SAR                 sation
                            ------ --------  -------   ------   ---------     --------     ------  -------
----------------------------------------------------------------------------------------------------------
Daniel Hunter                2002  $100,470
----------------------------------------------------------------------------------------------------------
Chief Executive Officer      2001  $145,311   -        -         -            -           -        -
----------------------------------------------------------------------------------------------------------
                             2000  $146,455   -        -         -            -           -        -
----------------------------------------------------------------------------------------------------------
                             1999  $ 89,584   -        -         -            -           -        -
----------------------------------------------------------------------------------------------------------
Donald James MacKenzie.      2002  $ 88,650                                                      $1,155 (1)
----------------------------------------------------------------------------------------------------------
President                    2001  $134,045   -                  -            -            -     $2,342 (1)
----------------------------------------------------------------------------------------------------------
                             2000  $122,700   -           -      -            -            -     $2,448 (1)
----------------------------------------------------------------------------------------------------------
                             1999  $103,684   -           -      -            -            -     $  776 (1)
----------------------------------------------------------------------------------------------------------




(1)     Term  life  insurance  premiums  paid  by  us.

The following Option / SAR Grants Table shows no information regarding grants of stock options in any of the fiscal years to the executive officers named in the Summary Compensation Table.

There were no stock options granted in this last completed fiscal year to the executive officers named in the Summary Compensation Table.

The following Aggregate Options / SAR Exercises in and Fiscal Year-End Option / SAR Value Table provides information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options and SARs. The company effectively cancelled their Equity Compensation Plan on May 13, 2002.


        Aggregate  Options  /  SAR  Exercises  in  and  Fiscal Year-End Option /
                                SAR  Value  Table

                                                           Number  of
                                                           Securities
                                                           Underlying            Value  of
                                                           Unexercised           Unexercised
                                                           Options/SARs  At      In-the-Money  Options/
                           Share                           FY-End  (#)           SARs  at  FY-End  ($)
                           Acquired  On     Value          Exercisable/          Exercisable/
                           Exercise         Realized       Unexercisable         Unexercisable

                           --------         --------       -------------         -------------
Daniel  Hunter             -                -              0/0                   0/0
------------------------------------------------------------------------------------
Donald  James  MacKenzie   -                -              0/0                   0/0
------------------------------------------------------------------------------------



THE  COMPANY EFFECTIVELY CANCELLED THE EQUITY COMPENSATION PLAN ON MAY 13, 2002.




--------------------------------------------------------------------------------
                                                                         Page 14

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

                            Security  Ownership  Table

Name  and  Address  of            Amount  and  Nature  of
Beneficial  Owner  (1)            Beneficial  Owner           Percent  of  Class
----------------------            -----------------           ------------------

Daniel  Hunter  (2)                 124,999                          24.5

Donald  James  MacKenzie             75,000                          14.4

All  executive  officers  and       199,999                          38.9
directors  as  a  group  (3)

(1) Unless otherwise indicated, the business address of all beneficial owners is Suite 610-375 Water Street, Vancouver, BC V6B 5C6.

(2) Includes 124,999 shares held by Camino Enterprises Ltd. Mr. Hunter is the sole shareholder of Camino Enterprises Ltd.

(3)  Includes  shares  held  by  Messrs.  Hunter  and  MacKenzie.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

As presented in the following table, Mr. Hunter, our Chief Executive Officer, has advanced funds to us for working capital purposes both personally and through Camino Enterprises Ltd., a company of which he is the sole shareholder.

--------------------------------------------------------------------------------
                                          December  31,            December  31,
                                              2002                     2001
--------------------------------------------------------------------------------
Controlled  company                         $   141,701              $   129,449
--------------------------------------------------------------------------------
Stockholder                                 $   487,151              $   368,873
--------------------------------------------------------------------------------
                                           ------------              -----------
--------------------------------------------------------------------------------
                                            $   628,853              $   498,322
--------------------------------------------------------------------------------

The advance from the stockholder and the controlled company are unsecured, bear interest at an annual rate of 7%, have no set terms of repayment and are not callable during 2003.









--------------------------------------------------------------------------------
                                                                         Page 15

On July 4, 2001, the Company completed a private placement of five units. The five units were issued for an aggregate purchase price of $333,335 and consisted of an aggregate of 83,332 shares of Common Stock and warrants to purchase an aggregate of 83,332 shares of Common Stock; three units, consisting of an aggregate of 50,000 shares and an equal number of warrants were issued to Camino Enterprises Ltd., in exchange for the cancellation of $200,001 of debt owed to Camino Enterprises Ltd.; one unit, consisting of 16,666 shares and an equal number of warrants, was issued to a third party and the proceeds received by the Company were used to repay $66,667 of debt owed to Camino Enterprises and Mr. Hunter; one unit, consisting of 16,666 shares and an equal number of warrants, was issued to another third party partially in exchange for the cancellation of $52,000 of debt owed to such third party and partially upon receipt of $14,667; the $14,667 was used to repay $14,667 of debt owed to Camino Enterprises and Mr.

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

3.2 Articles of Amendment to the Articles of Incorporation of tvtravel.com, Inc. (Previously filed)

3.3  Certificate  of  Incorporation  of  Forge,  Inc.  (Previously  filed)

3.4  Bylaws  of  Forge,  Inc.  (Previously  filed)

3.5  Certificate  of  Merger  for  the  State  of  Florida  (Previously  filed)

3.6  Certificate  of  Merger  for  the  State  of  Delaware  (Previously  filed)

4.1  1999  Equity  Compensation  Plan  (Previously  filed)

21  Subsidiaries.  (Previously  filed)

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

         (b)    Reports  on  Form  8-K

              None.








--------------------------------------------------------------------------------
                                                                         Page 16

ITEM  14.  CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange "Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90-days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer Daniel Hunter. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.





     SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Forge,  Inc.

                               By:
                                    /s/  Daniel  Hunter
                                    -------------------
                                    Daniel Hunter, Chief Executive Officer,
                                    Principal  Accounting and Financial Officer,
                                    Director


                               By:
                                    /s/  Donald  James  MacKenzie
                                    -----------------------------
                                    Donald  James  MacKenzie,  President
                                    and  Secretary,  Director




         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on March 29, 2002.


         By:  /s/  Daniel  Hunter
              -------------------
              Daniel  Hunter,  Chief  Executive  Officer,
              Principal  Accounting and Financial Officer,  Director


         By:  /s/  Donald  James  MacKenzie
              -----------------------------
              Donald  James  MacKenzie,  President  and  Secretary,  Director


--------------------------------------------------------------------------------
                                                                         Page 17

CERTIFICATIONS


I,  Dan  Hunter,  Chief  Executive  Officer of Forge, Inc., hereby certify that:

1.     I  have  reviewed  this  annual  report  on  Form  10-KSB of Forge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclose controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. There registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     April  11,  2002                    By:    /s/  Daniel  Hunter
                                                      -------------------
                                                      Daniel  Hunter
                                                      Chief  Executive  Officer,
                                                      Principal  Accounting  and
                                                      Financial  Officer  and

                                                      Director


--------------------------------------------------------------------------------
                                                                         Page 18

                                   Forge,  Inc.
               Index  to  Audited  Consolidated  Financial  Statements
                     Years  ended  December  31,  2002  and  2001
                        With  Independent  Auditors'  Report



                                                                            Page
                                                                            ----


Independent  Auditors'  Report                                               F-1
Consolidated  Balance  Sheets                                                F-2
Consolidated  Statements  of  Operation                                      F-3
Consolidated Statement of Stockholders' Deficit and Comprehensive Income
(Loss)                                                                       F-4
Consolidated  Statements  of  Cash  Flows                                    F-5
Notes  to  Consolidated  Financial  Statements                      F-6  -  F-20



--------------------------------------------------------------------------------
                                                                         Page 20

                  Audited  Consolidated  Financial  Statements  of


                                    Forge,  Inc.

                     Years  ended  December  31,  2002  and  2001





--------------------------------------------------------------------------------
                                                                         Page 21

            Audited Consolidated Financial Statements of

            Forge, Inc.

            (Formerly emailthatpays.com, Inc.)

            Years ended December 31, 2002 and 2001

KPMG

          KPMG LLP                               Telephone  (250) 480-3500
          Chartered Accountants                  Telefax    (250) 480-3539
          St. Andrew's Square II                 www.kpmg.ca
          800 - 730 View Street
          Victoria BC   V8W 3Y7
          Canada




INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Forge, Inc.

We have audited the accompanying consolidated balance sheets of Forge, Inc. (formerly emailthatpays.com, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit and comprehensive income (loss) and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forge, Inc. (formerly emailthatpays.com, Inc.) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Forge, Inc. (formerly emailthatpays.com, Inc.) will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' deficit and its need to generate cash from operations and obtain additional financing raise substantial doubt about its ability to continue as a going concern. Management plans as to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP

Chartered Accountants

Victoria, Canada

February 21, 2003

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Consolidated Balance Sheets
(expressed in United States dollars)

December 31, 2002 and 2001

---------------------------------------------------------------

                                        2002             2001
---------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents        $     50,537     $     24,387
  Accounts receivable                   270,880           87,195
  Prepaid expenses                          523           52,144
-----------------------------------------------------------------
                                        321,940          163,726
Property and equipment, less
accumulated depreciation (note  5)       80,983           97,335
-----------------------------------------------------------------
                                   $    402,923     $    261,061
=================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued
  liabilities                      $    705,993     $    269,990
  Accrued salaries                       21,548           79,041
  Unearned revenue                      455,633          259,369
  Loan payable - current portion
   (note 7)                             160,327                -
  Lease obligation - current
   portion (note  9)                      6,006            5,375
-----------------------------------------------------------------
                                      1,349,507          613,775

Due to related parties (note  6)        628,853          498,322
Note payable (note 8)                    28,016           25,578

Lease obligation (note 9)                 4,231           10,041
-----------------------------------------------------------------
     Total liabilities                2,010,607        1,147,716

Stockholders' deficit
 (notes 10 and 11):
  Common stock                              520              520
  Additional paid-in capital          3,645,386        3,644,886
  Deficit                            (5,238,895)      (4,542,324)
  Accumulated other comprehensive
   income (loss)                        (14,695)          10,263
-----------------------------------------------------------------
     Total stockholders' deficit     (1,607,684)        (886,655)
-----------------------------------------------------------------

Commitment (note 15)
-----------------------------------------------------------------
                                   $    402,923     $    261,061
==================================================================

See accompanying notes to consolidated financial statements.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Consolidated Statements of Operations
(expressed in United States dollars)

Years ended December 31, 2002 and 2001


---------------------------------------------------------------------
                                               2002          2001
---------------------------------------------------------------------

Revenue                                    $ 2,059,738   $ 1,358,465

Cost of revenue                             (1,498,519)   (1,058,630)
---------------------------------------------------------------------
Gross profit                                   561,219       299,835

Operating expenses:
  Depreciation                                  31,304        69,643
  Remuneration including stock-based
   compensation of $nil
  (2001 - $634,324)                            642,585     1,379,522
  Legal and accounting                         111,236        71,883
  Consulting fees and computer
   services                                    181,813       125,619
  Phones and utilities                          19,320        19,465
  Rent                                          38,474        36,751
  Advertising and promotion                     54,230        20,824
  Other selling, general and
   administrative                              113,018        55,835
---------------------------------------------------------------------
                                             1,191,980     1,779,542

---------------------------------------------------------------------
Loss from operations                          (630,761)   (1,479,707)

Other expense:
  Interest                                     (65,810)      (54,579)

---------------------------------------------------------------------
Net loss                                   $  (696,571)  $(1,534,286)
=====================================================================

Net loss per common share,
 basic and diluted                         $     (1.34)  $     (3.23)

Weighted average common
 shares outstanding,
  basic and diluted (note 3(l))                519,236       475,023
=====================================================================





See accompanying notes to consolidated financial statements.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Consolidated Statements of Stockholders' Deficit and Comprehensive Income (Loss) (expressed in United States dollars)

Year ended December 31, 2002


----------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                          other
                                                              Deferred    compre-
                                    Additional                 stock      hensive    Stock-
                            Common   paid in                   compen-    income     holders'
                            stock    capital      Deficit      sation     (loss)     deficit
----------------------------------------------------------------------------------------------
Balance at
 December 31, 2000          $ 436   3,577,136   (3,008,038)   (900,200)   (18,981)   (349,647)

Shares issued in
 connection with:
  Exercise of stock
   options (3,750
   shares)                      -         375            -           -          -         375
  Private placement for
   cash/reduction of debt
   (66,666 shares)             66     266,602            -           -          -     266,668
  Private placement for
   cash/reduction of debt
   (16,666 shares)             16      66,651            -           -          -      66,667

Cancellation or change
 in option status             (50)   (287,200)           -     287,250          -           -
Share options issued for
 services                      60      21,314            -           -          -      21,374
Cancellation of shares         (8)          8            -           -                      -
Amortization of deferred
 compensation                   -           -            -     612,950          -     612,950
Net loss                        -           -   (1,534,286)          -          -  (1,534,286)
Other comprehensive income
 (loss):
  Foreign exchange trans-
   lation adjustment            -           -            -           -     29,244      29,244
----------------------------------------------------------------------------------------------
Balance at
 December 31, 2001            520   3,644,886   (4,542,324)          -     10,263    (886,655)

Shares issued in
 connection with:
  Exercise of stock
   options (4,687 shares)       -         500            -           -          -         500
Net loss                                          (696,571)          -          -    (696,571)
Other comprehensive income
 (loss):
  Foreign exchange
   translation adjustment       -           -            -           -    (24,958)    (24,958)
----------------------------------------------------------------------------------------------
Balance at
 December 31, 2002          $ 520   3,645,386   (5,238,895)          -    (14,695) (1,607,684)
==============================================================================================



See accompanying notes to consolidated financial statements.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Consolidated Statements of Cash Flows
(expressed in United States dollars)

Years ended December 31, 2002 and 2001



-------------------------------------------------------------------
                                              2002         2001
-------------------------------------------------------------------
Cash provided by (used in):

Operations:
  Net loss                                 $(696,571)  $(1,534,286)
  Items not involving cash:
    Depreciation                              31,304        69,643
    Stock-based compensation                       -       634,324
  Changes in operating assets
   and liabilities:
    Change in accounts receivable           (178,737)      (19,797)
    Change in prepaid expenses                52,796        (1,936)
    Change in accounts payable
     and accrued liabilities                 422,146        64,075
    Increase in unearned revenue             185,411       270,885
    Decrease in accrued salaries             (59,505)       64,209
-------------------------------------------------------------------
Net cash used in operating activities       (243,156)     (452,883)

Cash flows used in investing
activities:
  Purchase of property and equipment         (14,452)      (16,027)
-------------------------------------------------------------------
Net cash used in investing activities        (14,452)      (16,027)

Cash flows from financing activities:
  Repayment of lease obligation               (5,179)       (6,199)
  Proceeds from (repayment of) loan
   payable and bank indebtedness             160,327      (250,728)
  Proceeds from notes payable                  2,438        28,358
  Proceeds from advances from

   related parties                           130,531       718,857
  Issue of common shares for cash                  -           375
-------------------------------------------------------------------
Net cash provided by financing
 activities                                  288,117       490,663

Effect of exchange rate changes
 on cash                                      (4,359)        2,634
-------------------------------------------------------------------
Increase in cash and cash equivalents         26,150        24,387

Cash and cash equivalents,
beginning of year                             24,387             -

-------------------------------------------------------------------
Cash and cash equivalents,
 end of year                               $  50,537   $    24,387
===================================================================

Supplementary information:
  Interest paid                            $  51,068   $    54,579
  Income taxes paid                                -             -
Non-cash transactions:
  Issue of common shares for
   repayment of debt                               -       333,335
  Cancellation of options                          -       287,250
===================================================================



See accompanying notes to consolidated financial statements.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.     The Company and description of business:

Forge, Inc. (the "Company") is a "permission-based" email marketing and integrated advertising strategies service. The Company's services include the design, delivery, tracking, and analysis of targeted "one-on-one" email campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies.

On May 13, 2002 the Company's effective domicile was changed from Florida to Delaware by way of a merger between the Company's parent corporation, emailthatpays.com, Inc. ("email") (a Florida corporation) and the Company (a Delaware corporation). The surviving corporation Forge, Inc. issued one share for every twenty shares of email, thus effecting a reverse stock split. As email owned 100% of the Company, this transaction has been accounted for on a continuity-of-interests basis. References to "the Company" refer to email for periods prior to May 13, 2002 and Forge, Inc. thereafter.

2.     Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At December 31, 2002, the Company has negative working capital of $1,027,567. For the year ended December 31, 2002, the Company has used $243,156 cash in operating activities. At December 31, 2002, the Company has a total stockholders' deficit of $1,607,684.

The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, collaborative or other arrangements. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

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

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

3.     Significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are Canadian and wholly-owned. All significant inter-company balances and transactions have been eliminated in the consolidation process.

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

(d)     Cash and cash equivalents:

Cash and cash equivalents are defined as all highly liquid marketable securities with original maturities of three months or less.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

3.     Significant accounting policies (continued):

(e)     Foreign currency:

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

(f)     Property and equipment:

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

The annual rates used to compute depreciation on a declining balance basis are as follows:

---------------------------------------------
Asset                                    Rate
---------------------------------------------

Office furniture and fixtures             20%
Computer hardware                         30%
Computer software                        100%

---------------------------------------------

Leasehold  improvements  are  amortized  over  the  term  of  the  lease.

(g)     Capital leases and obligations:

The asset value and amount of the capital lease obligations recorded at the beginning of the lease term are calculated based upon the present value of the minimum lease payments. Assets under a capital lease are depreciated at the same rates as property and equipment.

(h)     Computer development software:

Programming, application development and enhancement costs associated with the Company's relational database program and Web site products are expensed as incurred.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

3.     Significant accounting policies (continued):

(i)     Financial instruments and concentration of risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued salaries and obligations under capital leases. At December 31, 2002 and 2001, the fair market value of these instruments approximated their financial statement carrying amount due to the short term maturity of these instruments. The Company does not require collateral for accounts receivable, but does evaluate customer creditworthiness and establishes allowances as necessary based on management estimates of collectibility.

Amounts owing to related parties, loan payable and notes payable, are stated at their exchange values which approximates fair value due to their short term maturity and market rates of interest.

(j)     Income taxes:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

(k)     Stock-based compensation:

The Company accounts for stock-based employee and director compensation arrangements under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000. Under APB No. 25, compensation expense is recorded on the date of grant based on the difference, if any, between the current market price of the Company's stock and the exercise price of options to purchase that stock. The Company accounts for stock-based compensation arrangements for non-employees in accordance with provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, compensation expense for services received from non-employees is based upon the fair value of equity instruments issued as the services are performed and the stock award is earned.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

3.     Significant accounting policies (continued):


(k)     Stock-based compensation (continued):

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting to account for grants to employees as described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. The following table illustrates the effect on net loss for the year and basic and diluted loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.


-----------------------------------------------------------------------------
                                                       2002          2001
-----------------------------------------------------------------------------

Net loss for the year, as reported                 $  696,571     $1,534,286
Add stock-based employee compensation expense
 included in reported net loss, net of tax                  -        612,950
Deduct total stock-based employee compensation
 expense determined under fair-value-based
 method for all rewards, net of tax                         -       (667,854)

-----------------------------------------------------------------------------
Pro forma net loss for the year                    $  696,571     $1,589,190
=============================================================================

Loss per share:
  Basic and diluted loss per share,
   as reported                                     $     1.33     $     3.23
  Basic and diluted loss per share,
   pro forma                                       $     1.33     $     3.35
=============================================================================


(l)     Net loss per share:

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods, and gives retroactive effect to the shares cancelled on the reverse stock split, described in note 1. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented, basic and diluted net loss per share is the same as any exercise of options would be anti-dilutive.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


3.     Significant accounting policies (continued):

(m)     Impairment of long-lived assets and long-lived assets to be disposed of:

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. At December 31, 2002, the only long-lived assets reported on the Company's consolidated balance sheets are property and equipment.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

3.     Significant accounting policies (continued):

(n)     Comprehensive income (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

----------------------------------------------------------------------
                                                 2002          2001
----------------------------------------------------------------------

Net loss                                    $  696,571     $1,534,286
Other comprehensive (income) loss:
  Foreign currency translation adjustment       24,958        (29,244)
----------------------------------------------------------------------
Comprehensive loss                          $  721,529     $1,505,042
======================================================================

(o)     Recently issued accounting standards:

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


3.     Significant accounting policies (continued):

(o)     Recently issued accounting standards (continued):

In April 2002, the FASB issued SFAS No. 145, Rescission of FASC Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effect for financial statements of interim and annual periods ending after December 31, 2002.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

3.     Significant accounting policies (continued):

(o)     Recently issued accounting standards (continued):


In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

4.     Economic dependence:

During the year, the Company generated 67% of total revenue (approximately $1,377,000) from three customers.

5.     Property and equipment:


-------------------------------------------------------------------------------
                                                       Accumulated     Net book
2002                                            Cost   depreciation    value
-------------------------------------------------------------------------------
Office furniture and fixtures                $ 70,030    $ 37,188      $32,842
Computer hardware                             131,902      83,761       48,141

-------------------------------------------------------------------------------
                                             $201,932    $120,949      $80,983
===============================================================================

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

5.     Property and equipment (continued):


-----------------------------------------------------------------------------
                                                      Accumulated    Net book
2001                                           Cost   depreciation    value
-----------------------------------------------------------------------------

Office furniture and fixtures                $ 82,058   $ 37,286     $44,772
Computer hardware                             106,318     56,534      49,784
Computer software                              26,307     26,307           -
Leasehold improvements                         40,904     38,125       2,779
-----------------------------------------------------------------------------
                                             $255,587   $158,252     $97,335
=============================================================================


The cost and accumulated depreciation of assets under capital lease included in office furniture and fixtures is $14,755 and $(8,806) respectively, (2001 - $14,444 and $(7,164) respectively) and computer hardware is $14,436 and $(10,356) respectively, (2001 - $14,132 and $(8,426) respectively).

6.     Due to related parties:


------------------------------------------------------------------------
                                                   2002          2001
------------------------------------------------------------------------
Stockholder-controlled company                 $  141,701     $  129,449
Stockholder                                       487,152        368,873
------------------------------------------------------------------------
                                               $  628,853     $  498,322
========================================================================

The advances from the stockholder-controlled company and the stockholder are unsecured, bear interest at an annual rate of 7% and are not callable within 2003. Interest of $61,171 is payable on these loans at December 31, 2002 (2001
-  $20,500).

7.     Loan payable:

The loan is designated in Canadian dollars, is guaranteed by certain shareholders, and bears interest at prime plus 2%. The full amount of principal and interest is to be fully paid by August 2003.

8.     Note payable:

The note payable is unsecured, bears interest at an annual rate of 7% and is not callable until January 1, 2004.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

9.     Capital leases:

The Company leases equipment under capital lease arrangements which expire in 2004. Future obligations under these leases are as follows:

------------------------------------------------------
2003                                         $  6,655
2004                                            4,437
------------------------------------------------------
Total minimum lease payments                   11,092
Less interest component at 7.11%                  855
------------------------------------------------------
Present value of capital lease obligations     10,237
Less current portion                           (6,006)
------------------------------------------------------
                                             $  4,231
======================================================

10.     Capital structure:

The shareholders approved a reverse stock split of 20:1 common shares on May 13, 2002 related to the merger described in note 1. The effect of the reverse stock split has been applied retroactively to common shares, common stock options, share purchase warrants and loss per share.

The following table presents the issued and outstanding common stock of the Company after retroactive restatement of the May 2002 reverse stock split:


--------------------------------------------------------------------------
                                       Company                 Additional
                                        common                  paid in
                                        shares    Par value     capital
--------------------------------------------------------------------------

December 31, 2000                       436,132    $  436     $3,577,136

Stock options exercised - June 2001       3,750         -            375
Write off of options due to
  cancellation or change
  in status                                   -       (50)      (287,200)
Shares issued for services                    -        60         21,314
Private placement - July 2001            66,666        66        266,602
Private placement - July 2001            16,666        16         66,651
Settlement with former employee          (8,150)       (8)             8
--------------------------------------------------------------------------
December 31, 2001                       515,064       520      3,644,886
Stock options exercised
  - January 2002                          4,687         -            500
--------------------------------------------------------------------------
December 31, 2002                       519,751    $  520     $3,645,386
==========================================================================


The Company's authorized stock was changed as a result of the May 13, 2002 merger described in note 1. The surviving Company has authorized 118,000,000 $0.001 par value common shares and 2,000,000 $0.01 par value preferred shares (no preferred shares issued and outstanding).

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

11.     Common stock options (continued):

The Company had issued a total of 46,700 options (930,000 prior to reverse stock split) under an equity compensation plan. The Plan provides for the grant of up to 2,000,000 incentive or non-qualified stock options or shares of restricted stock to employees and key advisors (an "Optionee") of the Company. Options granted under the Plan generally vest ratably over a period of three years and expire ten years from the date of grant. If an Optionee ceases employment with or service to the Company (a "Termination"), the Optionee may exercise any vested option at the time of Termination within such period of time specified in the option agreement. In the absence of a specified time in the option agreement, the option remains exercisable for three months following the Optionee's Termination. Unvested options revert to the Plan at the date of the Termination. If, after Termination, the Optionee does not exercise the options within the time specified, the option shall terminate and the shares revert to the Plan.

On May 13, 2002 all outstanding options were cancelled as part of the merger that is described in note 1. As a result, the stock options reflect the 20:1 reverse stock split retroactively. No further stock options were granted during 2002.

Following is a summary of stock option activity for the year ended December 31, 2002 and 2001.

----------------------------------------------------------------------
                                                              Weighted
                                                               average
                                              Outstanding     exercise
                                                  options        price
----------------------------------------------------------------------
Outstanding as of December 31, 2000                46,700      $62.40

Granted                                                 -           -
Exercised                                          (3,750)       0.10
Forfeited                                          (8,000)      61.20

----------------------------------------------------------------------
Outstanding as of December 31, 2001                34,950       69.20

Granted                                                 -           -
Exercised                                          (4,687)       0.10
Forfeited                                          (5,250)      85.66
Cancelled                                         (25,013)      79.80
----------------------------------------------------------------------
Outstanding as of December 31, 2002                     -      $    -
======================================================================

As there were no stock options outstanding or exercisable at December 31 2002, disclosure regarding weighted average exercise price is not required. At December 31, 2001, the weighted average exercise prices for the 34,950 options outstanding and 23,878 options exercisable were $69.20 and $69.00, respectively.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

11.     Common  stock  options  (continued):

The following table disaggregates stock compensation expense by employees and non-employees.

-------------------------------------------------------------------------
                                                      2002         2001
-------------------------------------------------------------------------
Pursuant to stock option grants to employees        $     -     $ 612,950
Pursuant to stock option grants to non-employees          -        21,374
-------------------------------------------------------------------------

                                                    $     -     $ 634,324
=========================================================================

As there were no stock options granted in 2002, and prior year stock option grants have already been fully expensed, the fair value estimation of option grants in 2002 is not required.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

-------------------------------------------------------------
                                            2002         2001
-------------------------------------------------------------
Expected dividend yield                     N/A          0.0%
Expected stock price volatility             N/A           75%
Risk-free interest rate                     N/A          6.0%
Expected life of options                    N/A       3 years
--------------------------------------------------------------

12.     Share purchase warrants:

In conjunction with the March 5, 2000 private placement of common shares, the Company issued warrants to purchase 5,000 shares of common stock with an exercise price of $0.25 and an expiry date of March 5, 2003. On June 6, 2000, the Company issued warrants to purchase 16,250 shares of common stock with an exercise price of $0.1625 and an expiry date of June 6, 2003.

In conjunction with the July 4, 2001 private placement of common shares, the Company issued warrants to purchase 83,332 shares of common stock with an exercise price of $0.01 and expired January 4, 2002.

As a result of the merger described in note 1, the share purchase warrants reflect the 20:1 reverse stock split retroactively.

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

12.     Share purchase warrants (continued):

The  warrants  have  the  following  price  and  expiration  dates:

-------------------------------------------------------------------------------
    Number of warrants               Exercise price
    ------------------               --------------
prior to split  after split    prior to split   after split   Expiration date
-------------------------------------------------------------------------------
      325,000      16,250         $   3.25       $  65.00     June 6, 2003
      100,000       5,000         $   5.00       $ 100.00     March 5, 2003
       30,000       1,500         $  12.50       $ 250.00     December 31, 2005
       15,000         750         $  20.00       $ 400.00     December 31, 2005
       15,000         750         $  23.00       $ 460.00     December 31, 2005
-------------------------------------------------------------------------------

To  December  31,  2002  no  warrants  have  been  exercised.


13.     Segmented information:

The Company has one reportable operating segment, advertising services, and the chief operating decision maker makes decisions about allocating resources based on the one operating segment. All of the Company's sales are to Canadian customers and substantially all of the Company's assets are located in Canada.


14.     Income taxes:

Current income taxes are computed at statutory rates on pre-tax income. Deferred taxes would be recorded based on differences in the carrying values of assets and liabilities for financial statement and income tax purposes. At December 31, 2002, the Company has elected to carry forward net operating losses for federal, state and provincial income tax purposes of approximately $4.3 million that may be available to reduce future taxable income to 2022. As utilization of such operating losses for tax purposes is not considered to be more likely than not, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

The components of the deferred tax asset as of December 31, 2002 are as follows:


----------------------------------------------------------------------
                                               2002           2001
----------------------------------------------------------------------
Deferred tax asset:
  Net operating loss carry forward          $1,557,000     $1,305,000
  Less valuation allowance                  (1,557,000)    (1,305,000)
----------------------------------------------------------------------
Net deferred tax                            $        -     $        -
======================================================================

Forge, Inc.
(Formerly emailthatpays.com, Inc.)
Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


14.     Income taxes: (continued)

Income tax recovery differs from the amounts computed by applying the Canadian combined federal and provincial tax rates of 39.6% (2001 - 39.6%) to pre-tax income from continuing operations as a result of the following:

-----------------------------------------------------------------------
                                              2002             2001
-----------------------------------------------------------------------

Loss for the year                         $  (696,571)     $(1,534,286)

Income tax recovery based on combined
  Canadian tax rates                      $  (275,842)     $  (607,577)

Effect of:
  Non-deductible expenses and other
   differences                                (12,658)         349,777
  Loss subject to tax at rates lower
   than statutory rate                         36,500           20,800
  Change in valuation allowance               252,000          237,000

-----------------------------------------------------------------------
Income tax recovery (expense)             $         -      $         -
=======================================================================


15.     Commitment:

The  Company leases office space under an operating lease which expires in 2005.


----------------------------------------
                               Operating
                                 leases
----------------------------------------
2003                           $ 86,198
2004                             99,644
2005                             99,644
----------------------------------------