Form 10QSB
period 2003-03-31
FORGE INC
filed 2003-05-19
CIK 1036588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended:          March  31,  2003
Commission  file  number:                    000-26047

                                   FORGE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Delaware                                   65-0609891
     (State  or  Other  Jurisdiction of         (I.R.S. Employer
     Incorporation  or Organization)            Identification No.)


                          Suite 610 - 375 Water Street
                       Vancouver, British Columbia V6B 5C6
                    (Address of Principal Executive Offices)

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

                                      X   Yes      No
                                     ---      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2003: 519,751 shares of common stock, $.001 par value per share.

PART  I.  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS


The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

            Unaudited  Consolidated  Financial  Statements  of
            Forge,  Inc.
            (Formerly  emailthatpays.com,  Inc.)
            Quarter  ended  March  31,  2003  and  2002

Forge,  Inc.
(Formerly  emailthatpays.com,  Inc.)
Consolidated  Balance  Sheets  (unaudited)
(expressed  in  United  States  dollars)

March  31,  2003  and  December  31,  2002



=======================================================================
                                            March 31,     December  31,
                                               2003          2002
------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                $    34,860   $    50,537
  Accounts receivable                          196,308       270,880
  Prepaid expenses                               6,405           523
---------------------------------------------------------------------
                                               237,573       321,940
---------------------------------------------------------------------

Property and equipment, less
accumulated depreciation                        79,380        80,983
---------------------------------------------------------------------
                                           $   316,953   $   402,923
=====================================================================

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable and accrued liabilities $ 1,031,848   $   705,993
  Accrued salaries                              19,246        21,548
  Unearned revenue                                   -       455,633
  Loan payable - current portion                85,161       160,327
  Lease obligation - current portion             6,518         6,006
---------------------------------------------------------------------

                                             1,142,773     1,349,507

Due to related parties                         847,146       628,853
Note payable                                    30,280        28,016
Lease obligation                                 2,822         4,231
---------------------------------------------------------------------
  Total liabilities                          2,023,021     2,010,607

Stockholders' deficit:
  Common stock                                     520           520
  Additional paid-in capital                 3,645,386     3,645,386
  Deficit                                   (5,238,089)   (5,238,895)
  Accumulated other comprehensive
  income (loss)                               (113,885)      (14,695)
---------------------------------------------------------------------
  Total stockholders' deficit               (1,706,068)   (1,607,684)
---------------------------------------------------------------------
                                           $   316,953   $   402,923
=====================================================================

Forge,  Inc.
(Formerly  emailthatpays.com,  Inc.)
Consolidated  Statements  of  Operations
(expressed  in  United  States  dollars)

Three  months  ended  March  31,  2003  and  2002

=========================================================================
                                              March  31,     March 31,
                                                2003          2002
-----------------------------------------------------------------------

Revenue                                     $   978,600   $   547,871

Cost of revenue                                (721,138)     (394,730)
-----------------------------------------------------------------------
Gross profit                                    257,462       153,141

Operating expenses:
  Depreciation                                    5,548         7,175
  Remuneration                                  162,059       209,470
  Legal and accounting                           13,748        24,406
  Consulting fees and computer services          13,752        43,702
  Phones and utilities                            4,353         4,108
  Rent                                           23,574         9,652
  Advertising and promotion                       1,202        23,374
  Other selling, general and administrative      20,900        23,643
                                                245,136       345,530
-----------------------------------------------------------------------
Income (loss) from operations                    12,327      (192,389)

Other expense:
Interest expense                                (11,521)      (21,729)
-----------------------------------------------------------------------

Net income (loss)                                   806      (214,118)

Deficit, beginning of period                 (5,238,895)   (4,542,324)
-----------------------------------------------------------------------
Deficit, end of period                      $(5,238,089)  $(4,756,442)
=======================================================================

Net income (loss) per common
share, basic and diluted                    $      0.00   $     (0.41)

Weighted average common
shares outstanding,
  basic and diluted                             519,751       519,751
=======================================================================


Forge,  Inc.
(Formerly  emailthatpays.com,  Inc.)
Consolidated  Statements  of  Cash  Flows
(expressed  in  United  States  dollars)

Three  month  ended  March  31,  2003  and  2002




=======================================================================

                                              March 31,   March 31,
                                                 2003        2002
-----------------------------------------------------------------------
Cash provided by (used in):

Operations:
  Net income                                  $     806   $(214,118)
  Items not involving cash:
    Depreciation                                  5,548       7,175
  Changes in operating assets and liabilities:
   Change in accounts receivable                 95,938     (63,043)
   Change in prepaid expenses                    (5,597)      5,054
   Change in accounts payable and
    accrued liabilities                         249,121     464,753
   Decrease in unearned revenue                (478,212)   (265,957)
   Decrease in accrued salaries                  (4,149)     14,708
-----------------------------------------------------------------------
  Net cash used in operating activities        (136,545)    (51,428)


Cash flows used in investing activities:
  Purchase of property and equipment             (3,945)     (7,459)
-----------------------------------------------------------------------
  Net cash used in investing activities          (3,945)     (7,459)


Cash flows from financing activities:
  Repayment of lease obligation                    (897)          -
  Proceeds from (repayment of) loan payable     (75,166)     (1,304)
  Proceeds from bank indebtedness                     -       9,053
  Proceeds from notes payable                     2,264         421
  Proceeds from advances from
   related parties                              218,293      26,962
-----------------------------------------------------------------------
  Net cash provided by financing activities   144,494      35,132


Effect of exchange rate changes on cash         (19,681)       (632)
-----------------------------------------------------------------------
Increase in cash and cash equivalents           (15,677)    (24,387)

Cash and cash equivalents,
 beginning of year                               50,537      24,387
-----------------------------------------------------------------------
Cash and cash equivalents, end of year        $  34,860   $       -
=======================================================================

Supplementary information:
Interest paid                                 $   7,386   $  12,562
Income taxes paid                                     -           -
=======================================================================


FORGE,  INC.  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2003


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


2.     Liquidity  and  future  operations:

The Company had its first profitable quarter ending March 31, 2003 but has sustained negative cash flows from operations since its inception. At March 31, 2003, the Company has negative working capital of $905,200. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to increase profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

FORGE,  INC.  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2003


3.     Basis  of  Presentation:

The unaudited consolidated financial statements of the Company at March 31, 2003 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2003 are consistent with those used in fiscal 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2002 and the notes thereto.

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

5.     Net  income  (loss)  per  share:

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods, and gives retroactive effect to the shares issued on the recapitalization described in note 1. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. Basic and diluted net income (loss) per share are the same as any exercise of options or warrants would be anti-dilutive.

FORGE,  INC.  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2003


6.     Comprehensive  income  (loss):

Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:


---------------------------------------  --------  ---------
                                           2003      2002
---------------------------------------  --------  ---------
Net (income) / loss                      $  (806)  $214,118
---------------------------------------  --------  ---------
Other comprehensive (income) / loss:
Foreign currency translation adjustment   99,190     (4,070)
---------------------------------------  --------  ---------
Comprehensive loss                       $98,384   $210,048
---------------------------------------  --------  ---------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary  Statement  Regarding  Forward-Looking  Statements

This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us and about our subsidiary companies, including, among other things:

-    development  of  an  e-commerce  market;

-    our  ability  to  successfully  execute  our  business  model;

-    our  ability  to  obtain  additional  funding;

-    growth  in  demand  for  Internet  products  and  services;  and

-    adoption  of  the  Internet  as  an  advertising  medium.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Results  of  Operations
For  the  Three  Months  Ending  March  31,  2003  and  2002

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

Total revenue for the three months ending March 31, 2003 was $978,600, an increase of 78% over the quarter ending March 31, 2002. The increase over last year reflects increased spending by existing clients, the addition of three new clients and an expansion into creative services and production.

Cost  of  revenue

Cost of revenue represents the cost of advertising purchased for clients. The increase over last year corresponds to our increased revenue. As well, our expansion into creative services and production involved less direct costs and resulted in an increase in our overall margin.

Operating  Expenses

Our operating expenses for the three months ending March 31, 2003 were $245,136, compared to operating expenses of $345,530 in the same three month period of the previous year. Over the last two years we have substantially reduced our operating costs through consolidation of our two western Canada offices into one location, closure of our eastern Canada sales office, controlled use of professional services and reduction of our internal technological staff, outsource the maintenance and storage of our technological facilities and utilize IT professionals on a project-by-project contract basis. On an on-going basis we do not anticipate reducing our operating expenses any further.

The decrease in salary costs from $209,470 for the three months ending March 31, 2002 to $162,059 for the three months ending March 31, 2003 reflects fewer employees, no new staff additions and a reduction in employee benefits. Other operating expenses also reflect a decrease in advertising and promotions due to a one time cost associated with the re-branding of the operating entities, a decrease in legal and accounting associated with the company merger and domicile change, and an increase in rent resulting from our office move.

Liquidity  and  Capital  Resources

We have sustained negative cash flows from operations since our inception; however, a net income was generated for the first time this quarter. At March 31, 2003, we have negative working capital of $905,200. Advances from a company controlled by a principal stockholder are funding our current operations. Our ability to meet our current obligations is dependent upon these advances, the overall increase in revenues and continued profitability.

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

Net cash used in operating activities was $136,545 and $51,428 for the three months ending March 31, 2003 and 2002, respectively. Cash used in operations was primarily the result of decrease in unearned revenue of $478,212 for the three months ending March 31, 2003 and net losses of $214,118 for the three months ending March 31, 2002.

Net cash used in investing activities was $3,945 and $7,459 for the three months ending March 31, 2003 and 2002, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $144,494 and $35,132 for the three months ending March 31, 2003 and 2002, respectively. Cash provided by financing activities for the period ending March 31, 2003 consists of an increase in advances from related parties of $218,293. Cash provided by financing activities for the three months ending March 31, 2002 consists of an increase in bank indebtedness of $9,053 and $26,962 in increased advances from related parties.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Hunter. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

     None.


Item  5.     Other  Information.

     None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

               EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  SB


Exhibit
Number    Description of Exhibit
--------  ----------------------
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FORGE,  INC.



Dated:     May  16,  2003          By:
                                       /s/ Daniel  Hunter
                                       Daniel  Hunter
                                       Chief  Executive  Officer
                                       Principal Accounting and
                                       Financial Officer, Director

                                 CERTIFICATIONS

I,  Daniel  Hunter,  CEO  of  Forge,  Inc.,  hereby  certify  that:

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


Dated:     May  16,  2003    By:  /s/ Daniel  Hunter
                                  Daniel  Hunter
                                  Chief  Executive  Officer,
                                  Principal Accounting and
                                  Financial Officer and Director