Form 10QSB
period 2003-06-30
FORGE INC
filed 2003-08-19
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: June 30, 2003

Commission File Number: 000-26047

FORGE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0609891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 610 – 375 Water Street
Vancouver, British Columbia V6B 5C6
(Address of Principal Executive Offices)

(604) 801-5566
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes       ☐  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 519,751 shares of common stock, $.001 par value per share as of August 14, 2003.

FORGE, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2003
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Forge, Inc.
Consolidated Balance Sheets (unaudited)
(expressed in United States Dollars)

June 30, 2003 and December 31, 2002

	June 30,	December 31,
	2003	2002

Assets

Current assets:
Cash	$23,058	$50,537
Accounts receivable	236,649	270,880
Prepaid expenses	6,933	523

		266,640
	321,940
Property and equipment, less accumulated depreciation	78,547	80,983

	$345,187	$402,923

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,351,245	$705,993
Accrued salaries	18,553	21,548
Unearned revenue	-	455,633
Loan payable – current portion	37,106	160,327
Lease obligation - current portion	7,253	6,006

	1,414,157	1,349,507

Due to related parties	941,158	628,853
Note payable	33,562	28,016
Lease obligation	1,200	4,231

Total liabilities	2,390,077	2,010,607

Stockholders’ deficit:
Common stock	520	520
Additional paid-in capital	3,645,386	3,645,386
Deficit	(5,412,190)	(5,238,895)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(278,606)	(14,695)

Total stockholders’ deficit	(2,044,890)	(1,607,684)

	$345,187	$402,923

See accompanying notes to unaudited financial statements

Forge, Inc.
Consolidated Statements of Operations and Deficit (unaudited)
(expressed in United States dollars)

Six months ended June 30, 2003 and June 30, 2003

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenue	$582,022	$744,853	$1,560,622	$1,292,724

Cost of revenue	(395,357)	(559,555)	(1,116,495)	(954,285)

Gross profit	186,665	185,298	444,127	338,439

Operating expenses:
Depreciation	5,876	8,860	11,424	16,035
Salaries and fringe benefits	160,423	214,997	322,482	424,467
Legal and accounting	6,334	57,691	20,082	82,097
Consulting fees and
computer services	101,430	21,730	115,182	65,431
Phones and utilities	5,115	3,819	9,468	7,927
Rent	25,195	8,960	48,769	18,612
Advertising and promotion	11,114	10,112	12,316	33,486
Other selling, general
and administrative	17,066	13,892	37,965	37,535

	332,553	340,061	577,688	685,591

Loss from operations	(145,888)	(154,763)	(133,561)	(347,152)

Other income (expenses):
Interest expense	(28,213)	(6,188)	(39,734)	(27,917)

Net loss	(174,101)	(160,951)	(173,295)	(375,069)

Deficit, beginning of period	(5,238,089)	(4,756,442)	(5,238,895)	(4,542,324)

Deficit, end of period	$(5,412,190)	$(4,917,393)	$(5,412,190)	$(4,917,393)

Net loss per common share,
basic and diluted	(0.33)	(0.31)	(0.33)	(0.72)

Weighted average common
shares outstanding, basic
and diluted	519,751	517,588	519,751	518,682

See accompanying notes to the unaudited financial statements

Forge, Inc.
Consolidated Statements of Cash Flows (unaudited)
(expressed in United States dollars)

June 30, 2003 and June 30, 2002

	Six Months Ended
	June 30,	June 30,
	2003	2002

Cash provided by (used in):

Operations:
Net loss	$(173,295)	$(375,069)
Items not involving cash:
Depreciation	11,424	16,035
Changes in operating assets and liabilities:
Change in accounts receivable	87,958	(221,353)
Change in prepaid expenses	(31,532)	7,928
Change in accounts payable and accrued liabilities	446,514	710,444
Change in unearned revenue	(503,578)	(264,164)
Change in accrued salaries	(7,240)	42,197

Net cash used in operating activities	(169,749)	(83,982)

Cash flows used in investing activities:
Purchase of property and equipment	(8,988)	(11,758)

Net cash used in investing activities	(8,988)	(11,758)

Cash flows from financing activities:
Repayment of loans payable	(123,221)	-
Repayment of lease obligation	(1,784)	(2,114)
Proceeds from bank indebtedness	-	7,146
Proceeds from notes payable	5,546	1,958
Proceeds from (repayment of) advances from related parties	312,305	68,328

Net cash provided by financing activities	192,846	75,318

Effect of exchange rate on cash	(41,588)	(3,965)

Decrease in cash	(27,479)	(24,387)

Cash, beginning of period	50,537	24,387

Cash, end of period	$23,058	$-

Supplementary information:
Interest paid	10,933	1,983
Income taxes paid	-	-

See accompanying notes to the unaudited financial statements.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

On May 13, 2002 emailthatpays.com, Inc. (“email”), the Company’s parent corporation, was merged into the Company in order to, among other things, change email’s domicile from Florida to Delaware and to change its name. On May 13, 2002, the Company declared a one-for-twenty reverse stock split whereby each share of common stock issued and outstanding on May 13, 2002 was reclassified and changed to one-twentieth of one share of common stock, rounded down to the nearest whole share. As email owned 100% of the Company, this transaction has been accounted for on a continuity-of-interests basis. In addition, on May 13, 2002, the Company’s 1999 Equity Compensation Plan was effectively cancelled. References to “the Company” refer to email for periods prior to May 13, 2002 and Forge, Inc. thereafter.

2.         Liquidity and Future Operations:

The Company incurred a net loss and has sustained negative cash flows from operations since its inception. At June 30, 2003, the Company has negative working capital of $1,147,517. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

3.         Basis of Presentation:

The unaudited consolidated financial statements of the Company at June 30, 2003 and for the three month and six month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2003 are consistent with those used in fiscal 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2002 and the notes thereto.

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
June 30, 2003

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

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net loss	$ 174,101	$ 160,951	$ 173,295	$ 375,069
Other comprehensive (income) / loss: Foreign currency translation adjustment	164,721	42,086	263,911	46,156
Comprehensive loss	$ 338,822	$ 203,037	$ 437,206	$ 421,225

7.         Subsequent Events:

We entered into a purchase agreement and plan of reorganization dated July 28, 2003 with Cryotherm, Inc., a Delaware company (“Cryotherm”) and principal shareholders of Cryotherm holding approximately 74.95% of the outstanding common shares of Cryotherm (the “Acquisition Agreement”). The Acquisition Agreement contemplates our acquisition of a minimum 95% interest in Cryotherm. A copy of the Acquisition Agreement was filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2003. The execution of the Acquisition Agreement follows the execution of a letter of intent with Cryotherm, as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2003.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Forge's capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These forward-looking statements are subject to risks, uncertainties and assumptions about us and about our subsidiary companies, including, among other things:

  our ability to complete the acquisition of Cryotherm, Inc.;

  development of an e-commerce market;

  our ability to successfully execute our business model;

  our ability to obtain additional funding;

  growth in demand for Internet products and services; and

  adoption of the Internet as an advertising medium.

Actual events or results may not occur or may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Forge files with the SEC, including Forge’s Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Forge's actual results to differ materially from any forward-looking statement. Forge disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Forge, Inc. (“We”, “Forge” or the "Company") is incorporated in the state of Delaware and is in the business of providing a "permission-based" e-mail marketing and integrated advertising strategies service. Our services include the design, delivery, tracking, and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies.

We utilize a relational database and custom delivery mechanisms that provide the technology to deliver, track, and analyze highly targeted online "one-to-one" marketing campaigns and custom loyalty programs. These comprehensive email-marketing systems deliver a seamless end-to-end solution that enables marketers to develop and sustain responsible, two-way relationships with audiences while avoiding the problems associated with sending untargeted messages. Our e-direct marketing team represents over five years experience in developing marketing strategies and technology.

Ignite, our wholly owned subsidiary, is a full service advertising agency that supplies proven expertise in the creation, integration and execution of both online and offline advertising strategies.

AGREEMENT FOR THE ACQUISITION OF CRYOTHERM

We entered into a purchase agreement and plan of reorganization dated July 28, 2003 with Cryotherm, Inc., a Delaware company (“Cryotherm”) and principal shareholders of Cryotherm holding approximately 74.95% of the outstanding common shares of Cryotherm (the “Acquisition Agreement”). The Acquisition Agreement contemplates our acquisition of a minimum 95% interest in Cryotherm. A copy of the Acquisition Agreement was filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2003. The execution of the Acquisition Agreement follows the execution of a letter of intent with Cryotherm, as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2003.

The Acquisition Agreement incorporates the following conditions precedent to the closing of the acquisition of Cryotherm:

1.	The approval of our shareholders to:

	(i)	The change of our jurisdiction of incorporation from Delaware to Nevada;

	(ii)	The completion of a forward split of our outstanding shares of common stock on a three new for one old basis;

	(iii)	The increase of our authorized common stock to 100,000,000 shares of common stock; and

	(iv)	The change of our name to “Global Cogen, Inc.” or other name acceptable to us and Cryotherm.

2.
The conversion of an aggregate of $333,333 of our existing indebtedness into 9,999,999 post-split shares of common stock on the basis of 30 post-split shares for each $1.00 of indebtedness. This debt will include debt owed to our affiliates and other creditors.

3.	The completion of a private placement financing by us for proceeds of a minimum of $2,000,000 prior to closing.

4.	Execution of the Acquisition Agreement by shareholders of Cryotherm holding more than 95% of the outstanding common stock of Cryotherm.

5.	Acceptance of the holders of all outstanding options, warrants and convertible notes of Cryotherm to exchange their securities for comparable options, warrants and convertible notes of Forge.

The Acquisition Agreement is also subject to the completion of due diligence investigations by each of us and Cryotherm and is subject to standard conditions of closing in favor of either party.

The anticipated closing date of the acquisition of Cryotherm is September 30, 2003. On closing, each outstanding share of Cryotherm will be exchanged from 0.7037 post-split shares of our common stock. In addition, the outstanding options, warrants and convertible notes of Cryotherm will be exchanged for options, warrants and convertible notes of Forge based on this conversion ratio. If all shareholders of Cryotherm execute the Acquisition Agreement and each holder of outstanding Cryotherm options, warrants and convertible notes agrees to exchange their securities, then we will issue the following securities on closing:

1.	An aggregate of 19,000,000 post-split shares of our common stock;

2.	Options and warrants to purchase an aggregate of 4,405,185 post-split shares of our common stock at a price of $0.10 per post-split share; and

3.	Convertible notes in the principal amount of $460,000 which will be convertible into an aggregate of 1,928,148 post-split shares of our common stock.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

To date, the vast majority of our revenue has been generated from the provision of integrated marketing and advertising strategies as opposed to our online services. With increased focus, time and expenditure being directed to these online services, we anticipate proportionate increases in revenue, both in absolute and percentage terms. However, if these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations.

Our revenues increased to $1,560,622 for the six months ended June 30, 2003 from $1,292,724 for the six months ended June 30, 2002, representing an increase of $267,898 or 21%. The increase in revenues for the six month period resulted from the addition of four new clients and an expansion to our services into creative services and production. Revenues decreased to $582,022 for the three months ended June 30, 2003 from $744,853 for the three months ended June 30, 2002, representing a decrease of $162,831 or 22%. We believe that the decrease in our second quarter reflects the seasonal fluctuation in retail advertising during the spring and summer months.

Cost of Revenue

Our cost of revenue represents the cost of advertising purchased for clients. Our cost of revenue increased to $1,116,495 for the six months ended June 30, 2003 from $954,285 for the six months ended June 30, 2002, representing an increase of $162,210 or 17%. This increase in cost of revenue is reflective of our increased revenues during the six month period. Cost of revenue decreased to $395,357 for the three month period ended June 30, 2003 from $559,555 for the three month period ended June 30, 2002, representing a decrease of $164,198 or 29%. The reduction in our cost of revenue for the three month period ended June 30, 2003 was matched by a reduction in our revenues for this period, with the result that our gross profit margins increased during the three months ended June 30, 2003.

Gross Profit

Our gross profit increased to $444,127 for the six months ended June 30, 2003 from $338,439 for the six months ended June 30, 2002. As a percentage of revenues, our gross profit increased to 28% of revenues for the six months ended June 30, 2003 from 26% for the six months ended June 30, 2002. Our gross profit increased to $186,665 for the three months ended June 30, 2003 from $185,298 for the three months ended June 30, 2002. As a percentage of revenues, our gross profit increased to 32% for the three months ended June 30, 2003 from 25% for the three months ended June 30, 2002. Our increase in gross profit was realized due our expansion of services in creative and production. We believe that our gross profits will steadily increase if our growth in creative and production services continues.

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

Our operating expenses decreased to $577,688 for the six months ended June 30, 2003 from $685,591 for the six months ended June 30, 2002, representing a decrease of $107,903 or 16%. Our operating expenses decreased to $332,553 for the three months ended June 30, 2003 from $340,061 for the three months ended June 30, 2002, representing a decrease of $7,508 or 2%. The decreases to our operating expenses generally reflect the reduction to our operating costs realized through the consolidation of our two Western Canada offices, closure of our Eastern Canada sales office and other cost reduction measures, as discussed above. The primary component of our operating expenses continues to be salary costs, including fringe benefits. Our salary and fringe benefits decreased to $322,482 for the six months ended June 30, 2003 from $424,467 for the six months ended June 30, 2002 and to $160,423 for the three months ended June 30, 2003 from $214,997 for the three months ended June 30, 2002. These reduced salary and fringe benefit expenses are the result of our consolidation and other cost reduction measures. Our legal and accounting expenses decreased to $20,082 for the six months ended June 30, 2003 from $82,097 for the six months ended June 30, 2002 and to $6,334 for the three months ended June 30, 2003 from $57,691 for the three months ended June 30, 2002 as a result of the completion of a merger transaction in 2002. We believe that our legal and accounting expenses will increase during our third quarter as a result of our acquisition of Cryotherm, if this acquisition is completed. Expenses associated with consulting fees and computer services increased to $115,182 for the six months ended June 30, 2003, of which $101,430 was realized in the three months ended June 30, 2003. The increased consulting fees and computer services expenses incurred during the second quarter of 2003 were the result of our expansion in services into creative and production. Our rent increased to $48,769 for the six months ended June 30, 2003 from $18,612 for the six months ended June 30, 2002 and to $25,195 for the three months ended June 30, 2003 from $8,960 for the three months ended June 30, 2002 as a result of the recent move of our business offices.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $23,058 as of June 30, 2003, compared to cash of $50,537 as of December 31, 2002. Our working capital deficit has increased to $1,147,517 as of June 30, 2003 from $1,027,567 as of December 31, 2002. In addition, our total liabilities have increased to $2,390,077 as of June 30, 2003 from December 31, 2002. Our increased working capital deficit and total liabilities reflect the fact that we continue to incur losses from operations, as discussed above. We have sustained our operations with advances from a company controlled by a principal stockholder and these funds have been applied to fund our current operations. Our ability to meet our current obligations is dependent upon continued advances from this shareholder, upon our ability to increase our revenues while maintaining expenses and our ability to achieve additional financing. If we are unable to meet our current obligations, then we may be forced to significantly scale back our business operations with the result that our ability to earn revenues and achieve profitability may be adversely affected.

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

Net cash used in operating activities was $169,749 and $83,982 for the six months ending June 30, 2003 and 2002, respectively. Cash used in operations are primarily the result of the net losses of $173,295 and $375,069, for the six months ending June 30, 2003 and 2002, respectively.

Net cash used in investing activities was $8,988 and $11,758 for the six months ending June 30, 2003 and June 30, 2002, respectively and relates to purchases property and equipment.

Net cash provided by financing activities was $192,846 and $75,318 for the six months ending June 30, 2003 and 2002, respectively. Cash provided by financing activities for the period ending June 30, 2003 consists of an increase in advances from related parties of $312,305. Cash provided by financing activities for the six months ending June 30, 2002 consists of an increase in bank indebtedness of $7,146 and $68,328 in advances from related parties.

Our ability to complete the acquisition of Cryotherm is contingent upon our ability to raise an additional $2,000,000 by way of a private placement financing of our common stock or common stock and share purchase warrants. We presently do not have any arrangements in place to complete this financing. Accordingly, there is no assurance that we will be able to complete this financing and satisfy this condition precedent to the closing of the acquisition of Cryotherm. We will not be able to satisfy this funding requirement through revenues from operations.

ITEM 3.         CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.         Changes in Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2003.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

Item 5.         Other Information

None.

Item 6.         Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit
2.2	Agreement and Plan of Merger between emailthatpays.com, Inc. and Forge, Inc. (1)
3.3	Certificate of Incorporation (1)
3.4	Bylaws (1)
3.5	Certificate of Merger for the State of Florida (1)
3.6	Certificate of Merger for the State of Delaware (1)
10.1	Letter of Intent with Cryotherm dated July 9, 2003 (2)
10.2	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 13, 2003.
(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 14, 2003.
(3)	Previously filed as an exhibit to a Current Report filed on Form 8-K on August 1, 2003.
(4)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003. However, we did file a Current report on Form 8-K on July 14, 2003 announcing our letter of intent for the acquisition of Cryotherm and a Current report on Form 8-K on August 1, 2003 announcing our agreement for the acquisition of Cryotherm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE, INC.

Dated: August 15, 2003	By:	/s/ Daniel Hunter
Daniel Hunter
Chief Executive Officer,
Principal Accounting and Financial
Officer and Director