Form 10QSB
period 2003-09-30
FORGE INC
filed 2003-11-19
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ____________ to _____________

Commission File Number: 000-26047

FORGE, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	65-0609891
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 610 – 375 Water Street
Vancouver, British Columbia, Canada	V7V 4N3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 604-801-5566

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month period (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes  ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,311,755 Shares of Common Stock, $0.001 par value per share outstanding as of November 5, 2003.

FORGE, INC.

FORM 10-QSB

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

FORGE, Inc.
Consolidated Balance Sheets (unaudited)
(expressed in United States Dollars)

September 30, 2003 and December 31, 2002

	September 30,	December 31,
	2003	2002

Assets

Current assets:
Cash	$6,193	$50,537
Accounts receivable	121,723	270,880
Prepaid expenses	7,886	523
	135,802	321,940
Property and equipment, less accumulated depreciation	85,177	80,983
Technology and other assets (Note 4)	1,324,936	-

	$1,545,915	$402,923

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank indebtedness	$81,711	$-
Accounts payable and accrued liabilities	1,492,424	705,993
Accrued salaries	18,339	21,548
Unearned revenue	-	455,633
Loan payable – current portion	-	160,327
Lease obligation - current portion	6,612	6,006
Due to related parties – current portion	520,473	-
	2,119,559	1,349,507

Due to related parties	544,525	628,853
Loans payable	165,000	28,016
Lease obligation	-	4,231
Total liabilities	2,829,084	2,010,607

Stockholders’ deficit:
Common stock (note 7)	12,123	520
Additional paid-in capital (note 7)	4,481,283	3,645,386
Deficit	(5,503,955)	(5,238,895)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(272,620)	(14,695)
Total stockholders’ deficit	(1,283,169)	(1,607,684)

	$1,545,915	$402,923

See accompanying notes to unaudited interim consolidated financial statements

FORGE, Inc.
Consolidated Statements of Operations and Deficit (unaudited)
(expressed in United States Dollars)

Nine months ended September 30, 2003 and September 30, 2002

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue	$713,428	$365,237	$2,274,050	$1,657,921

Cost of revenue	(589,503)	(283,092)	(1,705,998)	(1,237,377)
Gross profit	123,925	82,145	568,052	420,583

Operating expenses:
Depreciation	5,843	7,479	17,267	23,514
Salaries and fringe benefits	87,894	180,961	410,376	605,428
Legal and accounting	-	12,016	19,116	94,113
Consulting fees and
computer services	70,076	66,569	186,224	132,000
Phones and utilities	1,576	4,470	11,044	12,397
Rent	14,947	9,676	63,716	28,288
Advertising and promotion	4,320	13,997	16,636	47,483
Other selling, general
and administrative	10,440	11,471	48,405	49,006
	195,096	306,639	772,784	992,228

Loss from operations	(71,171)	(224,494)	(204,732)	(571,645)

Other income (expenses):
Interest expense	(20,594)	(19,333)	(60,328)	(47,251)

Net loss	(91,765)	(243,827)	(265,060)	(618,896)

Deficit, beginning of period	(5,412,190)	(4,917,393)	(5,238,895)	(4,542,324)

Deficit, end of period	$(5,503,955)	$(5,161,220)	$(5,503,955)	$(5,161,220)

Net loss per common share,
basic and diluted	$(0.18)	$(0.47)	$(0.51)	$(1.19)

Weighted average common
shares outstanding, basic
and diluted	519,751	519,751	519,751	519,046

See accompanying notes to unaudited interim consolidated financial statements

FORGE, Inc.
Consolidated Statements of Cash Flows (unaudited)
(expressed in United States Dollars)

September 30, 2003 and September 30, 2002

	Nine Months Ended
	September 30,	September 30,
	2003	2002

Cash provided by (used in):

Operations:
Net loss	$(265,060)	$(618,896)
Items not involving cash:
Depreciation	17,267	23,514
Changes in operating assets and liabilities:
Change in accounts receivable	165,701	2,100
Change in prepaid expenses	(7,923)	1,201
Change in accounts payable and accrued liabilities	274,063	696,982
Change in unearned revenue	(455,633)	(259,369)
Change in accrued salaries	(3,209)	62,243
Net cash used in operating activities	(274,764)	(92,225)

Cash flows used in investing activities:
Purchase of property and equipment	(8,485)	(13,392)
Cash of Cryotherm at acquisition date (Note 6)	6,193	-
Net cash used in investing activities	(2,292)	(13,392)

Cash flows from financing activities:
Repayment of lease obligation	(3,625)	(3,860)
Proceeds from bank indebtedness	81,711	22,026
Proceeds from (repayment of) advances from related parties	196,264	50,827
Repayment of loans payable	(22,205)	-
Net cash provided by financing activities	252,145	68,993

Effect of exchange rate on cash	(19,403)	12,237
Increase (decrease) in cash	(44,344)	(24,387)

Cash, beginning of period	50,537	24,387

Cash, end of period	$6,193	$-

Supplementary information:
Interest paid	12,494	42,870

Non-cash transactions:
Equity instruments issued on acquisition of technology	7,500	-

See accompanying notes to unaudited interim consolidated financial statements

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1.         The Company and description of business:

Forge, Inc. (the "Company" or “Forge”) is incorporated in the state of Delaware and is a "permission-based" e-mail marketing and integrated advertising strategies service. The Company's services include the design, delivery, tracking, and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies.

On May 13, 2002 emailthatpays.com, Inc. (“email”), the Company’s parent corporation, was merged into the Company in order to, among other things, change email’s domicile from Florida to Delaware and to change its name. On May 13, 2002, the Company declared a one-for-twenty reverse stock split whereby each share of common stock issued and outstanding on May 13, 2002 was reclassified and changed to one-twentieth of one share of common stock, rounded down to the nearest whole share. As email owned 100% of the Company, this transaction has been accounted for on a continuity-of-interests basis. In addition, on May 13, 2002, the Company’s 1999 Equity Compensation Plan was effectively cancelled. References to the “Company” refer to email for periods prior to May 13, 2002 and Forge, Inc. thereafter.

2.         Liquidity and future operations:

The Company incurred a net loss and has sustained negative cash flows from operations since its inception. At September 30, 2003, the Company has negative working capital of $1,983,757. The Company's ability to meet its obligations in the ordinary course of business is dependent upon continued advances shareholders, upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful. If unable to meet current obligations, the Company may be forced to significantly scale back business operations with the result that its ability to earn revenues and achieve profitability may be adversely affected.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

3.         Basis of presentation:

The unaudited consolidated financial statements of the Company at September 30, 2003 and for the three and nine month periods then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2003 are consistent with those used in fiscal 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2002 and the notes thereto.

4.         Acquisition of Cryotherm, Inc.

On September 30, 2003, Forge completed the acquisition of 97.5% of Cryotherm, Inc. a Delaware Corporation in exchange for 7,403,197 common shares of Forge. The outstanding options and warrants of Cryotherm were also exchanged for options and warrants of Forge based on a conversion ratio of 0.23456789 Forge options for each Cryotherm option and warrant. In addition, certain shareholder advances of Cryotherm in the aggregate principal amount of $450,000 will be convertible at the option of the holder into an aggregate of 633,333 shares of Forge.

The shares issued to the former Cryotherm stockholders in the acquisition represent approximately 61% of Forge’s total issued and outstanding shares. Immediately following the closing of the acquisition, former Cryotherm stockholders, option holders and convertible debenture holders owned or had the right to acquire 64% of the fully diluted common shares of Forge. Accordingly, the merger constitutes a change of control of Forge.

For accounting purposes however, notwithstanding the change of control of Forge, the acquisition of Cryotherm is treated as an acquisition of the net assets of Cryotherm by Forge as Cryotherm was, prior to completion of the transaction, a development stage company that did not meet the definition of a business for accounting purposes. This means that the net assets of Cryotherm are valued at their fair market value and that value is assigned to the equity instruments deemed issued by Forge. In addition, as Forge is considered to have acquired Cryotherm’s net assets, the historical financial statements of Forge will reflect Forge’s operations to the date of the acquisition and combined with Cryotherm thereafter.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

4.         Acquisition of Cryotherm, Inc. (continued)

The fair value of the net assets of Cryotherm at September 30, 2003 were as follows:

Assets

	Cash	6,193

	Property and equipment	3,226

	Technology and other assets	1,324,936

	Leasehold interest	9,750

	Total assets	1,344,105

Liabilities

	Accounts payable	307,932

	Interest payable	58,200

	Due to stockholder	310,473

	Current portion of notes payable to stockholders	210,000
	Long-term portion of notes payable to
	stockholders	450,000

	Total liabilities	1,336,605

	Net assets acquired, being fair value assigned to
	equity instruments issued to effect the transaction	$7,500

The balances due to stockholder and notes payable to stockholders bear interest at 6.5%, are unsecured and have no set terms of repayment.

The company is currently performing a detailed assessment of the technology and related assets. The results of this assessment could have a significant impact on the carrying value of the technology and related assets. Any write-down will be made once the assessment has been concluded.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

5.         Due to Related Parties:

Included in due to related parties are certain shareholder advances of Cryotherm totaling $450,000 that are convertible at the option of the holder into an aggregate of 633,333 shares of Forge.

6.         Foreign currency:

The functional currency of the operations of the Company's wholly owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the accumulated other comprehensive income (loss)) in stockholders' equity.

7.         Capital Structure:

	Company		Additional
	common		paid in
	shares	Par value	capital

December 31, 2002	519,751	$520	$3,645,386

Conversion of shareholder loan	4,200,000	4,200	835,800
Shares issued on acquisition of Cryotherm (note 4)	7,403,197	7,403	97

September 30, 2003	12,122,948	$12,123	$4,481,283

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

8.         Common Stock Options and Warrants:

	Weighted
	Average
	exercise	Outstanding
	price	options

Outstanding as of December 31, 2002	$-	-

Granted on acquisition of Cryotherm (note 4); fully vested	0.43	324,877

Outstanding as of September 30, 2003	$0.43	324,877

	Weighted
	Average
	exercise	Outstanding
	price	warrants

Outstanding as of December 31, 2002	$-	-

Granted on acquisition of Cryotherm (note 4); fully vested
Each warrant exchangeable for one common share	0.68	125,000

Outstanding as of September 30, 2003	$0.68	125,000

9. Net loss per share:

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

10.       Subsequent events:

The company completed the acquisition of the remaining 2.5% of Cryotherm effective October 28, 2003 by the issuance of 188,827 common shares.

FORGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

11.         Comprehensive income (loss):

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss	$(91,765)	$(243,827)	$(265,060)	$(618,896)
Other comprehensive (income) / loss: Foreign currency translation adjustment	(5,986)	33,919	257,925	12,237
Comprehensive loss	$85,779	$(277,746)	$(522,985)	$(631,133)

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Forge’s capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These forward-looking statements are subject to risks, uncertainties and assumptions about us and about our subsidiary companies, including, among other things:

  our ability to successfully execute our business model;

  our ability to complete the commercialization of the Cryotherm products;

  our ability to market and sell the Cryotherm products is commercialization is completed;

  development of an e-commerce market;

  our ability to obtain additional funding;

  growth in demand for Internet products and services; and

  adoption of the Internet as an advertising medium.

Actual events or results may not occur or may differ materially. In evaluating these statements, you should consider various factors, including the risks outline below, and, from time to time, in other reports Forge files with the SEC, including Forge’s Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Forge’s actual results to differ materially from any forward-looking statement. Forge disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Forge, Inc. (“We”, “Forge”, or the “Company”) is a Delaware corporation involved in the following businesses:

1.	The Forge and Ignite businesses of providing "permission-based" e-mail marketing and integrated advertising strategies services; and

2.
The Cryotherm business of creating and commercializing products that will be targeted at satisfying the growing worldwide industrial demand for lower-cost, cleaner ways to generate electricity without burning fossil fuels.

FORGE/IGNITE BUSINESS

Up until September 30, 2003, our primary business has been the Forge/Ignite business of providing a "permission-based" e-mail marketing and integrated advertising strategies service. Our services include the design, delivery, tracking, and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies.

We utilize a relational database and custom delivery mechanisms that provide the technology to deliver, track, and analyze highly targeted online "one-to-one" marketing campaigns and custom loyalty programs. These comprehensive e-mail marketing systems deliver a seamless end-to-end solution that enables marketers to develop and sustain responsible, two-way relationships with audiences while avoiding the problems associated with sending untargeted messages. Our e-direct marketing team represents over five years experience in developing marketing strategies and technology.

Ignite, our wholly owned subsidiary, is a full service advertising agency that supplies proven expertise in the creation, integration and execution of both online and offline advertising strategies.

ACQUISITION OF CRYOTHERM

We completed the acquisition of a 97.5% interest in Cryotherm, Inc., a Delaware corporation (“Cryotherm”) on September 30, 2003. On closing, we issued an aggregate of 7,403,197 shares of our common stock to the selling shareholders of Cryotherm based on a conversion ratio of 0.23456789 shares of our common stock for each share of Cryotherm common stock. In addition, the outstanding options and warrants of Cryotherm were exchanged for options and warrants of Forge based on this conversion ratio. We completed the acquisition of the remaining 2.5% of Cryotherm effective October 28, 2003 by the issuance of 188,827 shares of our common stock to the remaining shareholders of Cryotherm. Accordingly, Cryotherm is now our 100% wholly owned operating subsidiary. Our acquisition of Cryotherm was completed pursuant to a purchase agreement and plan of reorganization dated July 28, 2003 between us, Cryotherm and principal shareholders of Cryotherm holding approximately 74.95% of the outstanding common shares of Cryotherm.

We also converted $840,000 of our liabilities into 4,200,000 shares of our common stock pursuant to cancellation of indebtedness agreements that we entered into with certain of our creditors. These cancellation of indebtedness agreements were completed effective September 30, 2003 concurrent with the acquisition of the initial 97.5% interest in Cryotherm.

In aggregate, we issued the following securities to acquire Cryotherm and to complete the debt settlement:

1.	An aggregate of 7,592,024 shares of our common stock to acquire the 100% interest in Cryotherm;

2.	An aggregate of 4,200,000 shares of our common stock to certain of our creditors to settle $840,000 in outstanding indebtedness;

3.	Warrants to purchase an aggregate of 125,000 shares of our common stock at a weighted price of $0.6821 per share.

4.	Options to purchase an aggregate of 324,877 shares of our common stock at a weighted price of $0.4263 per share.

In addition, we have assumed the conversion obligation of certain convertible notes of Cryotherm in the aggregate principal amount of $450,000 that are now convertible at the option of the holder into an aggregate of 633,333 shares of our common stock.

On closing, our directors appointed Lawrence Shultz and Jim Gayle to our board of directors. Our new board of directors has approved the change of our corporate name to “Encore Clean Energy Inc.” and has authorized a shareholder meeting of Forge to obtain shareholder approval, to the extent required, to the name change, a 3 for 1 forward stock split, and an increase to the authorized capital of Forge to 100,000,000 shares of common stock. We plan to complete the change of our corporation to “Encore Clean Energy Inc.” by completion of a merger of Cryotherm into Forge under Delaware General Corporation Law.

CRYOTHERM BUSINESS

Cryotherm has acquired rights to proprietary “clean energy” technologies that it plans to commercialize. Cryotherm’s business plan involves creating products that will be targeted at satisfying the anticipated growing worldwide industrial demand for lower-cost, cleaner ways to generate electricity without burning fossil fuels. Cryotherm’s primary focus is the commercialization of a Drum Jet Turbine that incorporates its licensed proprietary technologies. The Drum Jet Turbine is being commercialized for use in high pressure gas wells and pipelines where the Drum Jet Turbine can be installed to generate electricity from pressure drops occurring within the wells and pipelines. Cryotherm has completed the development of its initial Drum Jet Turbine prototypes. Cryotherm is currently working on a testing program to install and operate its prototype Drum Jet Turbine with a major gas well operator and a major gas pipeline operator. The objective of these tests will be used to provide the engineering results and data necessary to refine the design of Cryotherm’s drum jet turbines for commercial use. Cryotherm’s business plan is to sell its Drum Jet Turbines to gas well and gas pipeline owners and operators for generation of electricity and to pursue the development of other products incorporating its proprietary licensed technology.

CRYOTHERM PLAN OF OPERATIONS

Our plan of operations for the Cryotherm business for the next twelve months includes the following elements:

1.
Cryotherm will pursue the testing of its Drum Jet Turbine prototypes on industrial applications, including gas wells and gas pipelines. Cryotherm anticipates that this testing program will take approximately nine months. The results of this testing program will be used to further refine the design of the Drum Jet Turbine products and to identify the optimal sizes and configurations of the Drum Jet Turbine for various commercial applications.

2.
Cryotherm plans to undertake the finalization of the design and specifications for its first commercial Drum Jet Turbine products. The stage of development will be undertaken concurrently with the product testing program and will use the results of the testing program to refine the design and specifications of the Drum Jet Turbine.

3.
Cryotherm will refine its marketing and sales program for the Drum Jet Turbine. The anticipated costs of manufacturing the Drum Jet Turbine will be analyzed using the final designs and specifications for the Drum Jet Turbine. These costs will be used to develop a business model for installation of the Drum Jet Turbine in various commercial applications. The business models will be analyzed in order to identify the optimum target market for the Drum Jet Turbine. Cryotherm anticipates that the optimum market will depend on various factors, including the availability of a source of high pressure gas, the electricity that can be generated from a Drum Jet Turbine based on the available pressure, the cost of the manufacture and installation of the Drum Jet Turbine and the price of electricity in the targeted customer’s market.

4.
Cryotherm will continue the research and development of those products that are currently the subject of its research and development activity. Cryotherm plans to focus on commercialization of the Drum Jet Turbine as its primary focus. Research and development activities may have to be scaled back depending on the amount of funding that is available to fund these activities.

We anticipate spending approximately $3,000,000 in pursuing our plan of operations for the Cryotherm business over the next twelve months. These amounts are in excess of our current working capital and the anticipated revenues that we anticipate will be generated by the Forge/Ignite business over the next twelve months. We anticipate that the Cryotherm business will not generate any revenues over the next twelve months. Accordingly, we will depend on financing in order to fund the plan of operations for our Cryotherm business. We anticipate that any financing will be equity financing as debt financing will not be available at this stage of the Cryotherm business. We do not have any arrangements in place for the financing necessary to fund the plan of operations for the Cryotherm business. If less financing than required is achieved, then our plan of operations will be scaled back according to the amount of funds available. Our inability to raise funds for the Cryotherm business will severely restrict our ability to complete the development and commercialization of Cryotherm’s products.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002

Our results of operations for the three and nine months ending September 30, 2003 and 2002 reflect only the results and operations of our Forge/Ignite business. Our acquisition of Cryotherm was completed on September 30, 2003. This acquisition is treated by us for accounting purposes as an acquisition of the net assets of Cryotherm by Forge. As a result, our historical financial statements up to September 30, 2003 reflect the results of operations of Forge to September 30, 2003. Our financial statements for periods commencing October 1, 2003 will reflect the combined operations of Forge and Cryotherm.

Revenue

We earn revenues from our Forge/Ignite business by delivering online direct marketing, promotional, and informational offers and by developing and implementing integrated marketing and advertising strategies. We charge our advertisers based upon a number of criteria including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

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

Our revenues increased to $2,274,050 for the nine months ended from $1,657,921 for the nine months ended September 30, 2002, representing an increase of $616,129 or 37%. The increase in revenues for the nine month period resulted from the addition of new clients, increased spending by existing clients and an expansion to our services into creative services and production. Revenues increased to $713,428 for the three months ended September 30, 2003 from $365,237 for the three months ended September 30, 2002, representing an increase of $348,191 or 95%. This increase results from increased spending by clients, the return of a previous client and an expansion of our services into creative services and production.

Cost of revenue

Cost of revenue represents the cost of advertising purchased for clients. Our cost of revenue increased to $1,705,998 for the nine months ended September 30, 2003 from $1,237,377 for the nine months ended September 30, 2002, representing an increase of $468,621 or 37%. This increase in cost of revenue is reflective of our increased revenue during the nine month period. Cost of revenue increased to $589,503 for the three month period ended September 30, 2003 from $283,092 for the three month period ended September 30, 2003, representing an increase of $306,411 or 108%. The increase in our cost of revenue for the three month period ended September 30, 2003 was attributable to an increase in our revenues for this period.

Gross Profit

Our gross profit increased to $568,052 for the nine months ended September 30, 2003 from $420,583 for the nine months ended September 30, 2002. As a percentage of revenues, our gross profit remained the same at 25% of revenues for the nine months ended September 30, 2003 as it did for the nine months ended September 30, 2002. Our gross profit increased to $123,925 for the three months ended September 30, 2003 from $82,145 for the three months ended September 30, 2002. As a percentage of revenues our gross profit decreased to 17% for the three months ended September 30, 2002 from 22% for the three months ended September 30, 2002. We believe this decrease in gross profit reflects the seasonal fluctuations in retail advertising. We believe that our gross profits will steadily increase if our growth in creative and production services continues as this is a higher margin component of our business.

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

Our operating expenses decreased to $772,784 for the nine months ended September 30, 2003 from $992,228 for the nine months ended September 30, 2002, representing a decrease of $219,444 or 22%. Our operating expenses decreased to $195,096 for the three months ended September 30, 2003 from $306,639 for the three months ended September 30, 2002, representing a decrease of $111,543 or 36%. The decreases to our operating expenses generally reflect the reduction to our operating costs realized through the consolidation of our two Western Canada offices, closure of our Eastern Canada sales office and other cost reduction measures, as discussed above. The primary component of our operating expenses continues to be salary costs, including fringe benefits. Our salary and fringe benefits decreased to $410,376 for the nine months ended September 30, 2003 from $605,428 for the nine months ended September 30, 2002 and to $87,894 for the three months ended September 30, 2003 from $180,961 for the three months ended September 30, 2002. These reduced salary and fringe benefit expenses are the result of our consolidation and other cost reduction measures. Our legal and accounting expenses decreased to $19,116 for the nine months ended September 30, 2003 from $94,113 for the nine months ended September 30, 2002 and to NIL for the three months ended September 30, 2003 from $12,016 for the three months ended September 30, 2002 as a result of the completion of a merger transaction in 2002. We believe that our legal and accounting expenses will increase during our fourth quarter as a result of our acquiring Cryotherm. Expenses associated with consulting fees and computer services increased to $186,224 for the nine months ended September 30, 2003, of which $70,076 was realized in the three months ended September 30, 2003. The increased consulting fees and computer services incurred during the third quarter of 2003 were the result of our expansion in services into creative and production. Our rent increased to $63,716 for the nine months ended September 30, 2003 from $28,288 for the nine months ended September 30, 2003 and to $14,947 for the three months ended September 30, 2003 from $9,676 for the three months ended September 30, 2002 as a result of the recent move of our business offices.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We had cash of $6,193 as of September 30, 2003, compared to cash of $50,537 as of December 31, 2002. We had bank indebtedness of $81,711 as of September 30, 2003, compared to bank indebtedness of $nil as of December 31, 2002. Our working capital deficit has increased to $1,983,757 as of September 30, 2003 from $1,027,567 as of December 31, 2002. In addition, our total liabilities have increased to $2,829,084 as of September 30, 2003 from $2,010,607 as of December 31, 2002. The increases to our working capital deficit and total liabilities are primarily attributable to our acquisition of Cryotherm which had liabilities of $1,336,605 as of September 30, 2003. The increase in liabilities associated with our acquisition of Cryotherm was offset by the reduction to our liabilities in the amount of the $840,000 attributable to the debt settlement agreements that we completed concurrently with our acquisition of Cryotherm. Our increased working capital deficit and total liabilities also reflect the fact that we continue to incur losses from operations, as discussed above.

Cash Flows

Net cash used in operating activities was $274,764 and $92,225 for the nine months ending September 30, 2003 and 2002, respectively. Cash used in operations are primarily the result of the net losses of $265,060 and $618,896, for the nine months ending September 30, 2003 and 2002, respectively.

Net cash used in investing activities were $2,292 and $13,392 for the nine months ending September 30, 2003 and September 30, 2002, respectively and relates to purchases of property and equipment.

Net cash provided by financing activities was $252,145 and $68,993 for the nine months ending September 30, 2003 and 2002, respectively. Cash provided by financing activities for the period ending September 30, 2003 consists primarily of proceeds from bank indebtedness.

Financing Requirements

We anticipate that we will require additional financing in the amount of $3,000,000 in order to fund our plan of operations for Cryotherm over the next twelve months, as discussed above under “Cryotherm Plan of Operations.” In addition, we anticipate that we will continue to require additional financing to fund our Forge/Ignite business continues to consume more cash in operating activities than is generated. We plan to pursue equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue this plan of operations for the next twelve months. We do not have any arrangements in place for equity financings and there is no assurance that any equity financing will be achieved. If an equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

We have sustained our operations to date with advances from a company controlled by a principal stockholder and these funds have been applied to fund our current operations. Our ability to meet our current obligations is dependent upon continued advances from this shareholder, upon our ability to increase our revenues while maintaining expenses and our ability to achieve additional financing. If we are unable to meet our current obligations, then we may be forced to significantly scale back our business operations with the result that our ability to earn revenues and achieve profitability may be adversely affected.

We need to raise funds for our Forge/Ignite business in order to continue operations and implement our strategies of client realization and servicing, expansion and maintenance of products, brand awareness, technological advancement and infrastructure development. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to continue operations, implement our strategies, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures will be significantly limited.

Private Placement Financing

Our board of directors has approved a private placement of units at a price of $1.00 per unit, with each unit to be comprised of one share of common stock and one share purchase warrant. Each warrant will entitle the subscriber to purchase one additional share of our common stock at a price of $1.50 US per share during the three year period following closing, subject to a forced exercise right in favour of the Company. Upon the completion of the sale of the offered Units, we will undertake to file a registration statement under the Securities Act of 1933 in an appropriate form in order to register the resale of the Shares and the shares issuable upon exercise of the Warrants. We will use our best efforts to ensure filing of the registration statement within 90 days of the date of closing of the private placement. Upon effectiveness of the registration statement, as described above, we will have the right to require the subscriber to exercise the warrants during the thirty day period following the date on which our common stock has traded at a minimum price of at least $2.00 per share for ten consecutive trading days at a minimum volume of 25,000 shares per day. If the warrants are not exercise during this period, then the warrants will terminate. We have not completed any sales pursuant to this offering to date and there is no assurance any sales will be completed.

ITEM 3.         CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1.         Legal Proceedings.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.         Changes in Securities and Use of Proceeds.

We did not complete any sales of our common stock without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during our fiscal quarter ended September 30, 2003, except as described below:

1.
We completed the issuance of 4,200,000 shares of our common stock to certain of our creditors in consideration for the cancellation of an aggregate of $840,000 of previously outstanding indebtedness. The 4,200,000 shares were issued pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Each creditor represented to us that the creditor was not a “U.S. Person”, as defined in Regulation S. The offers to the creditors to settle the indebtedness were made outside of the United States. In addition, each creditor acknowledged that the shares are “restricted shares” under the 1933 Act and cannot be transferred other than pursuant to a registration statement under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act. All certificates representing the shares issued were endorsed with a legend confirming the status of the shares as “restricted shares” under the 1933 Act.

2.
We completed the acquisition of 97.5% of the issued and outstanding shares of Cryotherm effective September 30, 2003. As a result of this transaction, Cryotherm became a 97.5% owned subsidiary of Forge as of September 30, 2003. Cryotherm is a Delaware corporation incorporated on January 8, 2002. Our acquisition of Cryotherm was completed pursuant to a purchase agreement and plan of reorganization dated July 28, 2003 between us, Cryotherm and principal shareholders of Cryotherm holding approximately 74.95% of the outstanding common shares of Cryotherm (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement, the remaining shareholders of Cryotherm executed joinder agreements to become party to the Acquisition Agreement. We issued an aggregate of 7,403,197 shares of our common stock to the shareholders of Cryotherm who had executed the Acquisition Agreement or joinder agreements as of September 30, 2003 in consideration for the transfer to us of the 97.5% interest in Cryotherm. The 7,403,197 shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Each former shareholder of Cryotherm who was issued shares represented to us in the Acquisition Agreement or their respective joinder agreement that the shareholder is an “Accredited Investor”, as defined in Rule 501 of Regulation D. In addition, each shareholder acknowledged that the shares had been issued pursuant to an exemption from the registration requirements of the 1933 Act, are “restricted shares” under the 1933 Act and cannot be transferred other than pursuant to a registration statement under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act. All certificates representing the shares issued were endorsed with a legend confirming the status of the shares as “restricted shares” under the 1933 Act. We completed the acquisition of the remaining 2.5% of Cryotherm effective October 28, 2003 by the issuance of 188,827 shares of our common stock to the remaining shareholders of Cryotherm. Again, these shares were issued to the shareholders of Cryotherm in reliance of Rule 506 of Regulation D of the 1933 Act on the basis that each shareholder of Cryotherm who was issued shares is an “Accredited Investor”, as defined in Rule 501 of Regulation D.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Submission of Matters to Vote of Security Holders.

No matters were submitted to our security holders for a vote during during our fiscal quarter September 30, 2003

Item 5.         Other Information.

None.

Item 6.         Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit
2.2	Agreement and Plan of Merger between emailthatpays.com, Inc. and Forge, Inc. (1)
3.3	Certificate of Incorporation (1)
3.4	Bylaws (1)
3.5	Certificate of Merger for the State of Florida (1)
3.6	Certificate of Merger for the State of Delaware (1)
10.1	Letter of Intent with Cryotherm dated July 9, 2003 (2)
10.2	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)
10.3	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 13, 2003.
(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 14, 2003.
(3)	Previously filed as an exhibit to a Current Report filed on Form 8-K on August 1, 2003.
(4)	Previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2003.
(5)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

During our fiscal quarter ended September 30, 2003, we filed a Current Report on Form 8-K on July 14, 2003 to disclose our execution of a letter intent for the acquisition of Cryotherm. We filed a Current Report on Form 8-K on August 1, 2003 to disclosure our execution of an agreement for the acquisition of Cryotherm. Subsequent to September 30, 2003, we filed a Current Report on Form 8-K on October 15, 2003 to disclose our acquisition of a 97.5% interest in Cryotherm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE, INC.

Dated: November 18, 2003	By:	/s/ Daniel Hunter
Daniel Hunter
Chief Executive Officer,
Principal Accounting and Financial Officer
and Director