Form 10KSB
period 2003-12-31
ENCORE CLEAN ENERGY INC
filed 2004-05-17
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
 (Mark One)

☒   Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2003

☐   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-26047

ENCORE CLEAN ENERGY, INC.
(Name of small business issuer in its charter)

DELAWARE	65-0609891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 610 – 375 Water Street
Vancouver, BC Canada	V6B 5C6
(Address of principal executive offices)	(Zip Code)

(604) 801-5566
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $2,858,341.

As of April 12, 2004, the aggregate market value of the voting and non-voting common equity held by non- affiliates is $3,064,353, based on an average of the bid price of $0.45 and ask price of $0.53 of the common stock on May 10, 2004.

As of March 29, 2004, the Registrant had 12,806,775 shares of common stock with a par value of $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
NONE

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", “Company” and “Encore” mean Encore Clean Energy, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

ITEM 1.           DESCRIPTION OF BUSINESS.

CORPORATE OVERVIEW

We were originally incorporated on May 12, 1995 under the laws of the State of Florida.

On May 13, 2002, we incorporated a wholly owned subsidiary under the laws of the State of Delaware and merged into that subsidiary. The purpose of this merger was primarily to change our state of jurisdiction to Delaware and to change our name to “Forge, Inc.”

On September 30, 2003, we acquired a 97.5% interest in the outstanding common stock of Cryotherm, Inc. (“Cryotherm”), a Delaware corporation in the business of creating and commercializing products for generating electricity without the burning of fossil fuels. Effective October 28, 2003, we acquired the remaining 2.5% interest in Cryotherm’s common stock, becoming Cryotherm’s sole shareholder. On December 1, 2003 we merged with Cryotherm under the laws of Delaware and changed our name to Encore Clean Energy, Inc.

DESCRIPTION OF BUSINESS

We are currently engaged in the following businesses:

(a)	The business of creating and commercializing products that generate electricity without burning fossil fuels (the “Encore Business”); and

(b)
The provision of “permission-based” e-mail marketing and integrated advertising strategies services through our wholly owned subsidiaries Ignite Communications Inc. and Forge Marketing Inc. (the “Forge/Ignite Business”).

THE ENCORE BUSINESS

Acquisition Of Cryotherm

We completed the acquisition of a 97.5% interest in Cryotherm on September 30, 2003. On closing, we issued an aggregate of 7,403,197 shares of our common stock to the selling shareholders of Cryotherm based on a conversion ratio of 0.23456789 shares of our common stock for each share of Cryotherm common stock. In addition, the outstanding options and warrants of Cryotherm were exchanged for options and warrants of Encore based on this conversion ratio. We completed the acquisition of the remaining 2.5% of Cryotherm effective October 28, 2003 by the issuance of 188,827 shares of our common stock to the remaining shareholders of Cryotherm. Accordingly, Cryotherm became our 100% wholly owned operating subsidiary. Our acquisition of Cryotherm was completed pursuant to a purchase agreement and plan of reorganization dated July 28, 2003 between us, Cryotherm and principal shareholders of Cryotherm holding approximately 74.95% of the outstanding common shares of Cryotherm.

We also converted $840,000 of our liabilities into 4,200,000 shares of our common stock pursuant to cancellation of indebtedness agreements that we entered into with certain of our creditors. These cancellation of indebtedness agreements were completed effective September 30, 2003 concurrent with the acquisition of the initial 97.5% interest in Cryotherm.

In aggregate, we issued the following securities to acquire Cryotherm and to complete the debt settlement:

1.	An aggregate of 7,592,024 shares of our common stock to acquire the 100% interest in Cryotherm;

2.	An aggregate of 4,200,000 shares of our common stock to certain of our creditors to settle $840,000 in outstanding indebtedness;

3.	Warrants to purchase an aggregate of 29,322 of shares of our common stock at a weighted average price of $0.6821 per share.

4.	Options to purchase an aggregate of 324,877 shares of our common stock at a weighted price of $0.4263 per share.

In addition, we have assumed the conversion obligation of certain convertible notes of Cryotherm in the aggregate principal amount of $450,000 that are now convertible at the option of the holder into an aggregate of 633,333 shares of our common stock.

On closing, our directors appointed Lawrence M. Shultz and James Gayle to our Board of Directors. On December 1, 2003 we merged with Cryotherm under Delaware General Corporation Law and changed our name to Encore Clean Energy, Inc.

Immediately after we acquired 97.5% of Cryotherm’s outstanding common stock, Cryotherm’s former shareholders owned 61% of the outstanding shares of our common stock, resulting in a change in control of the Company.

Through our acquisition of Cryotherm, we have acquired the rights to proprietary “clean energy” technologies that we are developing and planning to commercialize. Our plan for the clean energy segment of our business involves creating products that will be targeted at creating lower-cost, cleaner ways to generate electricity without the burning of fossil fuels. Initially, we will focus our efforts on four primary products: a Drum Jet Turbine, a Waste Heat Recovery Unit, a Vertical Axis Wind Turbine and the TurboFlux Disk Turbine (collectively, the “Encore Products”).

Drum Jet Turbine

The Drum Jet Turbine that we are currently developing will initially be designed for use in high pressure gas wells and pipelines where it can be installed to generate electricity from pressure drops occurring within those wells and pipelines.

The Drum Jet Turbine converts the pressure reduction occurring in a gas pipeline or a natural gas engine into rotational energy used to power a generator and create electricity. In the pipeline application, a high pressure gas or dual phase mixture of liquid and gas enters into the Drum Jet Turbine through a hollow shaft running through the Turbine’s center. The gas or mixture then passes through vortex channels inside a rotor within the Turbine. The kinetic energy of the high pressure gas or mixture causes the rotor to spin as it passes through the vortex channels to the outer circumference of the rotor. The gas or mixture then exits the Turbine at a lower downstream pressure. By connecting a generator to the shaft connected to the rotor, electricity can be generated.

We have completed assembly of a third-generation two-foot diameter prototype of our Drum Jet Turbine. We recently tested a prototype unit on a gas well in Louisiana with a major gas well operator. The testing involved the installation of the prototype Drum Jet Turbine on a gas well and monitoring of its performance. The purpose of the test was to demonstrate the viability of the technology for gas field energy recovery applications and to provide engineering and performance data required to advance development to a stage where a commercial Drum Jet Turbine unit can be specified and built. This test was only partially successful due to unforeseen design problems with this unit when tested under actual well pressure conditions. We plan to make further modifications to the Drum Jet Turbine and conduct additional testing over the next 18 months.

Waste Heat Recovery Unit

We are currently working with various potential suppliers who will be contracted to assist us with the design and fabrication of a sophisticated Waste Heat Recovery Unit. These Units will utilize waste heat exhaust gases, hot water or steam to generate electricity through a heat exchanger system. In this system, a working fluid is counter-flowed through a heat exchanger where the waste heat exhaust causes the working fluid to boil and change phase from a liquid into a gas. The expanding kinetic gas pressure will then be used to drive a series of our Drum Jet Turbines that can then generate electricity.

Our plan is to target the Waste Heat Recovery Units at the gas pipeline compression business to generate electrical power from the excess heat created by existing compressor units. Skid-mounting of the Units is planned in order to provide a fleet of mobile electrical generation units with minimal deployment costs. These mobile Units can then be relocated to numerous projects or locations throughout their useful life. Various sizes and capacities of Waste Heat Recovery Units will be designed for targeted customers.

Vertical Axis Wind Turbine

We are currently undertaking research to develop a Vertical Axis Wind Turbine. Our Vertical Axis Wind Turbine will spin on a vertical axis, like a carousel, and will turn regardless of the wind’s direction. Since our wind turbine will not use propeller-like blades, it will not be necessary to utilize high tower structures, allowing our wind turbine to be placed on top of existing structures such as buildings, signs, and existing cellular or electrical grid towers. Unlike conventional propeller-like wind turbines that can only operate in high speed winds in excess of 15 mph, our Vertical Axis Wind Turbine will potentially offer electricity generation from low-speed winds of 5-10 mph, increasing the number of locations that could potentially benefit from the generation of clean wind power.

We have developed an initial prototype of a Vertical Axis Wind Turbine ”carousel”. We are currently working on a second-generation re-designed version of the carousel and plan to complete testing and demonstration of the new Vertical Axis Wind Turbine within 90 days

TurboFlux Disk Turbine

Developed and built by Centripetal Dynamics, Inc., the TurboFlux Disk Turbine is a bladeless turbine engine that potentially offers economic and environmental benefits over conventional reciprocating engines by burning less fuel for a given power output and emitting less pollution. Centripetal Dynamics’ construction of a first-generation TurboFlux Disk Turbine has the objective of demonstrating the viability and operating efficiency of this new advanced engine for sale by the Company to the industrial marketplace.

The TurboFlux Disk Turbine takes advantage of an effect known as "boundary layer drag" to convert the energy present in pressurized fluids into mechanical torque. Briefly stated, the Disk Turbine consists of a set of flat disks mounted on a shaft. Steam or other gaseous products of combustion rotate within a casing, entering with high velocity at the periphery of the disks, flowing between the disks in free spiral paths, and escaping through exhaust ports in the center. Conventional turbines develop energy by pressure, reaction or impact on a series of blades, vanes or pistons. The Disk Turbine depends upon the steam or gas’ properties of adhesion and viscosity to the faces of the disks and the resistance of its particles to molecular separation to transmit the velocity energy of the motive fluid to the plates and the shaft.

As a result of the Disk Turbine’s bladeless design, it has no lifting or wearing surfaces and is completely devoid of the high pending stresses that are present at the root and trailing edges of conventional gas turbine blades. The Disk Turbine’s unique design may also allow it to run more quietly than conventional gas turbines and to run at the high power conditions needed to substantially improve specific fuel consumption and power-to-weight ratio. Currently, advanced development of conventional turbine engines is limited due to temperature problems related to materials and manufacturing techniques. The TurboFlux Disk Turbine has features that can help to overcome these problems.

Planned Distribution of Energy Products

The Encore Products are currently in the developmental stage and we currently have no revenues from that business. Consequently, we do not have a network in place for the distribution of the Encore Products.

In the event that we are successful in commercializing the Encore Products, we plan to lease them through financing arrangements where the up-front capital cost of the product will be borne by us or by a third party finance company. Currently, we have no such financing arrangements in place and there are no assurances that in the future such financing arrangements will be in place.

We also plan to enter into operating and service agreements with each customer whereby the customer will receive full service of the product at a reasonably-priced monthly rate. The objective will be to provide the customer with a known operating cost in advance of purchase for budgeting purposes.

THE FORGE/IGNITE BUSINESS

Prior to the acquisition of Cryotherm, our primary business was the provision of “permission-based” email marketing and integrated advertising services. We continue to carry on this advertising business through our wholly owned subsidiaries, Ignite Communications Inc. (“Ignite”) and Forge Marketing Inc. (“Forge Marketing”). The Forge/Ignite segment of our business is our only significant source of revenues and our plan is to continue operating our advertising business in order to assist in financing the development of our clean-energy products.

Together, Ignite and Forge Marketing offer integrated advertising strategies and electronic direct marketing services to a number of clients. Our combined services include the creation, integration and execution of both online and traditional advertising strategies, the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs and comprehensive list management/brokerage packages.

INTELLECTUAL PROPERTY RIGHTS

Our rights to the technologies underlying each of the Encore Products are held by us through a license agreement with inventor Robert Hunt (one of our principal shareholders) dated May 20, 2003 (the “Hunt License Agreement”), and a joint projects, license and consulting agreement with Centripetal Dynamics, Inc. (“Centripetal Dynamics”) dated July 1, 2003 (the “Centripetal License Agreement”). As a result of our merger, we have assumed Cryotherm’s rights, responsibilities and obligations under each of these agreements.

The Hunt License Agreement

Under the Hunt License Agreement, we have acquired exclusive worldwide license rights to the following provisional patent applications (collectively, the “Hunt Technologies”):

PATENT NUMBER	DATE OF PATENT	PATENT NAME
Provisional Patent (no number assigned yet)	February 28, 2003	Hydraulic or Pneumatic Sail Mechanism – Improved Method of Power Generation, Refrigeration, Pumping and Compression from Wind Energy, Wave Energy, or Water Current Energy via the use of Sails Constructed of Electronically Rotatable and Extendable Shutters to Reduce Drag and to Increase Power
Provisional Patent No. 60/439,514	January 13, 2003	Methods and Apparatus to Generate Useful Power, Refrigeration, and Heating from Harnessing the Potential Energies of Position Via the Continuous Placement or Formation of Bodies of Mass to Create Mass Differentials, Caused by the Gravitational Pull of the Earth, that Are Immediately Converted to Kinetic Energies of Motion in a Cycle
Provisional Patent No. 60/432,740	December 13, 2002	Drum Jet Turbine with Counter – Rotating Ring and Method of Manufacture
Provisional Patent No. 60/424,070	November 7, 2002	Thermoelectric / Photovaltaic Solar Power Module, Having a Rankine Vapor Power Cycle to Provide Heat Rejection for the Module that Produces Additional Power Output
Provisional Patent No. 60/417,134	October 10, 2002	Hybrid Combusion Engine having an Internal Thermoelectric Vaporizer that Produces DC Electrical Current and Produces High Pressure Vapor for a Low-Boiling-Point-Liquid Power Cycle
Provisional Patent No. 60/417,128	October 10, 2002	Hydrogen and Oxygen Production via a Lift Force Provided by Hydrogen and Oxygen Gases Generated via Electrolysis at Substantial Depth
Provisional Patent No. 60,410,441	September 16, 2002	Multi-Fuel Drum Jet Turbine Engine, Having an Internal Rotating Combustor
Provisional Patent No. 60/400,870	August 5, 2002	Air-Lift Drum Jet Turbine
Provisional Patent Application No. 60/397,445	July 22, 2002	Drum Jet Turbine, Drum Jet Turbo-Alternator, Drum Jet Hydro-Turbine, or High Temperature Super-Conducting Drum Jet Turbo-Alternator Powered by High Pressure Cryogen or Cryogenic Vapor
Provisional Patent Application No. 60/391,539	June 26, 2002	Dual Solar Energy Via Use of Multi-Stage Vapor Power Cycles, Using Multi-Refrigerants and Partial Pressure Refrigeration, with Hydrogen Production Via Electrolysis of Water and Hydrogen Energy Storage Via a Hydrogen and Oxygen Battery
Provisional Patent Application No. 60/384,788	June 3, 2002	Multi-Stage, Multi-Refrigerant Working Fluid Vapor Cycle, Power Piston Thermal Engine, Having Internal Heat Rejection Using Partial Pressure Refrigeration
Provisional Patent Application No. 60/384,126	May 30, 2002	Self-Powered Partial Pressure Refrigeration / Heating Cycle, Having Separation of the Pressure Equaling Gas from the Refrigerant Via Advanced Membrane Technology

PATENT NUMBER	DATE OF PATENT	PATENT NAME
Provisional Patent Application No. 60/381,374	May 17, 2002	Partial Pressure Refrigeration / Heating Cycle
Provisional Patent Application No. 60/381,075	May 14, 2002	Kinetic Energy Vapor Power Cycle with Internal Heat Rejection Via Absorption Cooling Using Anhydrous Gases
Provisional Patent Application No.60/376,412	May 1, 2002	Improved Thermoelectric Vaporizer, Thermoelectric Generator, or Thermoelectric Cooler by Use of Vacuum Sealed Thermoelectric Modules and by Use of New Thermoelectric Materials
Provisional Patent Application No. 60/375,666	April 29, 2002	Multi-Cycle, High Torque, High-Pressure Boundary Layer Drag Assisted, Rotary Vane Turbine, Turbo-Compressor, Turbo-Pump, Hydro-Turbine, Turbo-Motor, Turbo-Torque Converter, or Turbo-Alternator, Pressure Equalization Via Hydraulic Fluid Seals
Provisional Patent Application No. 60,366,168	March 21, 2002	The Production of Electrical Power from the Kinetic Energy and Geothermal Heat of a Natural Gas Well, Using a High-Speed Rotary Vane Turbo-Alternator, and Low Cost Method of Liquefying High-Pressure Natural Gas
Provisional Patent Application No. 60,360,421	March 1, 2002	High-Speed, Boundary Layer Drag Assisted, Rotary Vane Turbine, Turbo-Compressor, Turbo-Pump, Hydro-Turbine, or Turbo-Alternator
Provisional Patent Application No. 60,354,676	February 6, 2002	Kinetic Vapor Cycle Power Generator with Automated Pressure Balancing System
Patent Application No. jc903 U.S. PTO 09/906,951	July 16, 2001	Method of Enhanced Heat Extraction from a Geothermal Heat Source for the Production of Electricity Thermoelectrically and Mechanically Via the High-Pressure Injection of a Cryogen into a U-Tube or Open Tube Heat Exchanger within a Geothermal Heat Source, such as a Producing or Depleted Oil Well or Gas Well, or such as a Geothermal Water Well, or such as Hot Dry Rock; and, Method of Air Lift Pumping Water; and, Method of Electrolyzing the Water into Hydrogen and Oxygen Using the Electricity Generated
Patent Application No. jc821 U.S. PTO 09/888842	June 26, 2001	The Production of Electricity Via the High-Pressure Injection of a Cryogen into a Geothermal Thermoelectric Generator within a Geothermal Heat Source, such as a Producing or Depleted Oil Well or Gas Well, or such as a Geothermal Water Well, or such as Hot Dry Rock

PATENT NUMBER	DATE OF PATENT	PATENT NAME
Application No. jc978 U.S. PTO 09/873983	June 4, 2001	Cryogen Production Via a Cryogenic Vapor Driven Power Piston for use in a Cryogenic Vapor Powered Vehicle with Rotary Vane Motors Attached to the Axles of the Vehicle next to the Vehicle’s Four Wheels, Using a Heat Source such as Solar Heat, Heat of Compression (Heat Pump or Air Compressor, etc.) or Heat of Friction (as Formed by an Electric Generator) or Chemical Heat, or Heat Formed by Electrical Resistance, Heat of Combustion, etc. to Generate High-Pressure, High-Kinetic Energy Cryogenic Vapor
Application No. jc996 U.S. PTO 09/877781	June 11, 2001	Thermoelectric Vaporizer for the Efficient Generation of Electricity Thermoelectrically and for the Simultaneous Vaporization of a Cryogen
Application No. jc1002 U.S. PTO 09/883,466	June 18, 2001	Method of Cryogen Production and Thermoelectric Solid-State Electric Power Generation whereby the Thermal Energy of the Atmosphere is Directly Converted to Electrical Power and whereby the Thermal Energy of the Atmosphere is used to Produce High-Energy Cryogenic Vapor Capable of Performing Substantial Work and Pure Water is Produced from Water Vapor within the Atmosphere
Application No. 09/774,110	January 31, 2001	The Burning of Disassociated Water as a Direct Fuel Via a Hydrogen Thermolysis Reactor

Mr. Hunt is in the process of filing international patent applications for the Hunt Technologies. There is no assurance that U.S. or international patents will be granted for any of the Hunt Technologies.

In addition to these patent applications, the Hunt License Agreement also grants us a worldwide license to manufacture, sell and otherwise commercially exploit products incorporating any new patented technologies developed by Mr. Hunt in the field of electricity generation, conversion, storage or conservation during the term of the agreement.

The Hunt License Agreement calls for the following consideration to be paid to Mr. Hunt:

1.	The sum of $413,000, which amount has already been paid.

2.
We have agreed to purchase 3,000,000 of Mr. Hunt’s shares of Cryotherm’s common stock (now 703,704 shares of Encore’s common stock) for an aggregate price of $300,000 upon the completion, delivery and successful testing of any prototype of a vertical-axis wind turbine, drum jet turbine or energy well power system product. Purchase of these shares is payable out of 5% of the cash proceeds, if any, received by us from the issuance of our common stock or any instrument convertible into common stock made after the prototype demonstration.

3.
We have agreed to pay to Mr. Hunt a royalty based on gross cash revenues received by us from the sale of products covered by the Hunt License Agreement to third parties (“Licensed Product Sales Revenues”). This royalty will be 3% of Licensed Product Sales Revenues in the first year that a licensed product is sold, 4% in the second year and 5% thereafter.

4.
With respect to all revenues other than Licensed Product Sales Revenues received by us from the commercialization of any product or intellectual property covered by the Hunt License Agreement, we have agreed to pay a royalty to Mr. Hunt based on gross cash revenues less any direct costs incurred by us in connection with such revenues (“Adjusted Gross Revenues”). This royalty will be 3% of Adjusted Gross Revenues in the first year such revenues are generated, 4% in the second year and 5% thereafter.

5.	The sum of $12,500 for each sublicense of the Hunt Technologies granted by us.

6.
Royalty advances in the amount of $20,000 per month, beginning June 1, 2003, through May 31, 2006. Thereafter the royalty advances will escalate to $30,000 per month until the last of the patents covered by the Hunt License Agreement expires. These royalty advances are in addition to any other royalty or sublicense payments due to Mr. Hunt.

In the event that we fail to commence sales or otherwise commercialize any licensed product utilizing the licensed intellectual property within four years from the date of a successful demonstration of a working prototype of a licensed product incorporating the licensed intellectual property, any royalty payable by a sub-licensee shall be shared 75% by Mr. Hunt and 25% by us.

Under the Hunt License Agreement, we also paid to Mr. Hunt $10,000 for the exclusive right to lease portions of Mr. Hunt’s property in Pass Christian Mississippi for the purposes of creating an energy farm to generate electricity that can be sold to the local grid. Upon our exercise of this option, Mr. Hunt will be entitled to monthly lease payments of $4,000 plus 3% of any gross electricity sales.

The Centripetal License Agreement

Cryotherm entered into a joint projects, license and consulting agreement (the “Centripetal License Agreement”) with Kenneth Hicks and Centripetal Dynamics dated July 1, 2003, which was amended on December 10, 2003. Under the Centripetal License Agreement, we were granted exclusive rights to sell, market and distribute Centripetal Dynamics’ TurboFlux engines and TurboFlux wind turbines in North America and the European Union for distributed power, cogeneration and waste heat recovery power generation applications.

Centripetal has agreed to sell TurboFlux engines and TurboFlux wind turbines to us on a manufactured-cost-plus basis. The final price of the TurboFlux products will be determined once technology and costs are finalized such that the price for the TurboFlux products will allow us to recognize a market-standard resale profit and still be competitive price-wise in the marketplace.

Our exclusive rights to the TurboFlux engine and the TurboFlux wind turbine extend for a period of 18 months after those technologies have been successfully developed and tested and are available for sale to the market place. In order to maintain our exclusive rights, we must purchase all TurboFlux engine and TurboFlux wind turbine units manufactured by Centripetal in the initial 18 months of production. If we meet reasonable sales expectations of the TurboFlux products during this time frame, the exclusive U.S. license will be extended. The terms of those extended rights will be agreed upon by both parties at a later date, but in no event later than 18 months after we have begun sales of the TurboFlux products.

In consideration for the exclusive rights to the TurboFlux products, Mr. Hicks was issued 500,000 shares of Cryotherm’s common stock (which have now been exchanged for 117,284 shares of our common stock). In addition, Mr. Hicks has been engaged by us as an executive consultant in charge of our engineering efforts through Centripetal. We have agreed to pay an initial consulting fee of $7,500 per month to Mr. Hicks which will increase to $120,000 per year, guaranteed for two years, upon our securing second-round financing of a minimum of $2,000,000. In addition, we have granted Mr. Hicks options to purchase an additional 117,284 shares of our common stock at a price of $0.4263 per share. We have also agreed to use our best efforts to register the shares held by Mr. Hicks under the Securities Act on par with our other executive shareholders.

As part of the December 10, 2003 amendment, Centripetal Dynamics granted us exclusive rights to the TurboFlux engine for Saudi Arabia in exchange for warrants to purchase 116,667 shares of our common stock, exercisable at a price of $0.85 per share. These warrants expire on December 31, 2005.

We do not own any significant intellectual property rights related to the Forge/Ignite Business.

COMPETITIVE BUSINESS CONDITIONS

Competitive Business Conditions for the Encore Business

The energy business in general is an extremely large market sector and is extremely competitive. However, in the growing clean energy area, no one company has emerged as a stand alone clean energy leader. We feel that, as traditional sources of energy such as oil, gas and coal deplete, industry and consumers alike will turn to and even demand renewable forms of energy on a large scale. Many companies such as Encore are emerging to fill this anticipated demand. We believe that as the market grows, competition for our systems will increase with larger better financed companies entering the marketplace.

Competitive Business Conditions for the Forge/Ignite Business

The market for internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. With no significant barriers to entry and increasing attention being placed on the internet as a means of advertising and direct marketing, we expect that competition will continue to increase. Our ability to compete and generate revenue from advertising services will depend on our skill in utilizing the expertise we possess and the electronic direct marketing technologies we employ to provide superior strategies and execution and stay ahead of the pack.

The majority of our competitors in this area are divisions of large multinational agencies with head offices in Europe or New York City. We have been able to attract and retain clients in our marketplace because many of our clients desire local representation. We have also been able to differentiate ourselves from our competitors through our strong, in-house electronic direct marketing division.

EXISTING FORGE/IGNITE CLIENT BASE IS CONCENTRATED

Three clients for our advertising services currently account for over 60% of our revenues. The loss of any of these clients would significantly damage our revenue base and opportunities for growth. We cannot guarantee that these clients will remain with us or that we will be able to access new clients to replace them. We are attempting to expand our advertising and email marketing services to the energy industry through our recent acquisition of Cryotherm and its access to potential clients in the oil, gas and electrical utility sectors.

GOVERNMENT REGULATIONS

Government Regulations Affecting the Encore Business

The energy business is a highly regulated business. The installation of our clean energy systems onto existing facilities in various industries will require us and our sub-contractors to comply with various government regulations.

Both the power and oil and gas industries are highly regulated and undergoing significant change, deregulation and re-regulation. We believe that these industries will continue to be subject to regulation, the scope and effect of which we cannot predict.

Some of our Encore Products and services may be subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air and water, as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g. connection with the electric grid) or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products and services.

Government Regulations Affecting the Forge/Ignite Business

With respect to our advertising business, laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the cost of communicating on the internet and negatively affect the demand for our direct marketing solutions or otherwise harm our business. Laws and regulations may be adopted covering issues such as user privacy, pricing, libel, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the internet generally and decrease the acceptance of the internet as a communications, commercial and direct marketing medium.

The laws governing the internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws apply to the internet and internet advertising. In addition, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. This may impose additional burdens on companies conducting business over the internet

ENVIRONMENTAL LIABILITY

There are no significant environmental risks associated with the Forge/Ignite Business.

The Encore Business exposes us to the risk that harmful substances, if any, may escape into the environment and cause substantial damages or injuries.

We plan to test some of our prototype products in oil and gas and pipeline facilities which involve high pressure oil and gas operations. Accordingly, our energy operations may expose us to possible liability for investigation and clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws. Under some of these environmental laws, it is also possible that we could be exposed to environmental risks and liabilities resulting from the actions of our customers, even if we are not at fault. We could be materially and adversely affected by an uninsured or partially insured claim.

EMPLOYEES

We currently have 13 full-time salaried employees.

ITEM 2.           DESCRIPTION OF PROPERTY.

Under an operating lease expiring on December 31, 2005, we lease 6,500 square feet of space at Suite 610-375 Water Street, Vancouver, British Columbia at an annual cost of $86,198 for the year 2003 and $99,644 for the years 2004 and 2005.

As discussed above, under the Hunt License Agreement, we have an exclusive option to lease portions of Mr. Hunt’s property at 23707 Red Fish Lane in Pass Christian, Mississippi for purposes of creating an energy farm to generate electricity that can be sold to the local grid. Upon our exercise of this option, we will have to pay to Mr. Hunt monthly lease payments of $4,000 plus 3% of any gross electricity sales.

ITEM 3.           LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.           SUBMISSIONS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during our fiscal year ended December 31, 2003.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol ECLN. Our common stock has previously traded under the symbols RMPE, TVCM, EMTP and FRGA.

The following table presents the range of high and low bid prices for our common stock for the periods indicated as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations prior to June 30, 2002 have been adjusted to retroactively reflect the Company’s reverse stock split of one for twenty shares.

	2003		2002

	High	Low	High	Low

First Quarter ended March 31	$ 0.11	$ 0.10	$ 5.40	$ 0.80
Second Quarter ended June 30	$ 0.20	$ 0.08	$ 0.60	$ 0.25
Third Quarter ended September 30	$ 2.00	$ 0.10	$ 0.25	$ 0.25
Fourth Quarter ended December 31	$ 2.50	$ 0.83	$ 0.12	$ 0.02

The transfer agent for our securities is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania.

DIVIDENDS

No cash dividends have been declared with respect to our common stock since inception. We are not likely to pay any dividends in the foreseeable future. We intend to reinvest any earnings in our operations.

REGISTERED HOLDERS OF OUR COMMON STOCK

At March 29, 2004, there were 151 holders of record of 12,806,775 shares of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

PENNY STOCK RULES

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the Commission shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

RECENT SALES OF UNREGISTERED SECURITIES

On February 11, 2002, a terminated employee exercised options, (which had been granted to him under the terms of our 1999 Equity Compensation Plan), to purchase 4,687 shares of common stock at a price of $0.100 per share. The issuance of the shares of common stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act on the basis that this issuance was not made pursuant to a public offering.

On September 30, 2003, we completed a private placement of 4,200,000 shares of our common stock pursuant to Regulation S of the Securities Act, on the basis that each of the recipients of these shares were non-U.S. persons as defined under Regulation S. The 4,200,000 shares were in exchange for the cancellation of indebtedness in the aggregate amount of $840,000. As discussed below, we issued 655,000 shares of our common stock to each of Daniel Hunter and Donald James MacKenzie, two of our directors, in exchange for the cancellation of indebtedness of $131,000 by each of them.

On September 30, 2003, we issued an aggregate of 7,403,197 shares of our common stock to the former shareholders of Cryotherm who had executed the acquisition agreement or joinder agreements as of September 30, 2003 in consideration for the transfer to us of 97.5% of the issued and outstanding shares of Cryotherm’s common stock. Effective October 28, 2003, we issued a further 188,827 shares of our common stock in order to acquire the remaining 2.5% of Cryotherm’s issued and outstanding common stock. We issued the shares of our common stock to the former shareholders of Cryotherm in reliance of Rule 506 of Regulation D of the Securities Act on the basis that each of the former shareholders of Cryotherm represented to us that they were “Accredited Investors” as defined in Rule 501 of Regulation D.

On September 30, 2003, we issued warrants to purchase an aggregate of 29,322 shares of our common stock, expiring on June 30, 2005, in exchange for warrants to acquire an aggregate of 125,000 shares of Cryotherm’s common stock. Warrants were issued to purchase 17,593 shares at a price of $0.4263 per share, including warrants to purchase 8,796 shares issued to Kenneth Rickel, one of our principal shareholders. Warrants to purchase 11,729 shares were issued at an exercise price of $1.0658 per share. These warrants were issued in reliance of Rule 506 of Regulation D of the Securities Act on the basis that the recipients of these warrants represented to us that they were “Accredited Investors” as defined in Rule 501 of Regulation D.

On September 30, 2003 we issued options to acquire an aggregate of 324,877 shares of our common stock in exchange for options to acquire an aggregate of 1,385,000 shares of Cryotherm’s common stock. These options expire between June 26, 2005 and August 5, 2015. These options are exercisable at a price of $0.4263 per share and were issued in reliance of Rule 506 of Regulation D of the Securities Act on the basis that such option holders represented to us that they were “Accredited Investors” as defined in Rule 501 of Regulation D.

As discussed above, on December 10, 2003, we issued warrants to purchase 116,667 shares of our common stock at a price of $0.85 per share in exchange for Centripetal Dynamics granting to us exclusive rights to the TurboFlux engine for Saudi Arabia. These warrants expire on December 31, 2005 and were issued in reliance of Rule 506 of Regulation D on the basis that Mr. Hicks had previously represented to us, in connection with the Cryotherm acquisition, that he was an “Accredited Investor” as defined in Rule 501 of Regulation D.

As discussed below, on December 12, 2003, we issued warrants to purchase 166,667 shares of our common stock at a price of $0.60 per share, expiring on December 31, 2005, to Kenneth Rickel. These warrants were granted to Mr. Rickel as partial consideration for extending the due date of a promissory note issued to Mr. Rickel by Cryotherm. These warrants were issued in reliance of Rule 506 of Regulation D on the basis that Mr. Rickel had previously represented to us, in connection with the Cryotherm Acquisition, that he was an “Accredited Investor” as defined in Rule 501 of Regulation D.

On December 31, 2003, we completed the sale of 195,000 units by way of a private placement pursuant to Regulation S, on the basis that each of the recipients of these units were non-U.S. persons as defined under Regulation S. Each unit was sold for USD $1.00 and each unit consisted of one share and one share purchase warrant exercisable for three (3) years from closing, at a price of USD $1.50 per share. Upon effectiveness of any registration statement, we will have the right to require the subscriber to exercise their warrants during the thirty day period following the date on which our common stock has traded at a minimum price of at least $2.00 per share for ten consecutive trading days at a minimum volume of 25,000 shares per day. If the warrants are not exercised during this period, then the warrants will terminate.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months includes the following elements:

1.
We will continue the research and development of our Encore Products. Initially we plan to focus on the development and commercialization of the Waste Heat Recovery Unit, the Drum Jet Turbine andthe Vertical Axis Wind Turbine. In pursuit of this we:

(a)
will pursue the testing of our Waste Heat Recovery Unit, Drum Jet Turbine and Vertical Axis Wind Turbine prototypes on various applications. We anticipate that the development and testing programs will take approximately nine to twelve months. The results of these testing programs will be used to further refine the product designs and identify the optimal sizes and configurations for various commercial and consumer applications.

(b)
plan to undertake the finalization of the design and specifications for our first commercial products. This stage of development will be undertaken concurrently with the product testing program and will use the results of the testing program to refine the product design and specifications.

(c)
will refine our marketing and sales program for each of the products. The anticipated costs of manufacturing each product will be analyzed using the final designs and specifications for each. These costs will be used to develop a business model for various applications. The business models will be analyzed in order to identify the optimum target market for each of the products. We anticipate that the optimum market will depend on various factors, including the energy source, the electricity that can be generated based on the available energy source, the manufacturing costs and installation costs and the price of electricity in the targeted customer’s market.

2.
We also plan to continue operating our advertising business through our wholly owned subsidiaries, Ignite and Forge Marketing. We will continue to seek new clients for our integrated advertising strategies and “permission-based” electronic direct marketing services and to further explore how we can better service our existing clients. In pursuit of this, we plan to do the following:

	(a)	Build market awareness and recognition for EDirect Marketing;

	(b)	Target industries and businesses that represent the greatest potential for email marketing adoption and growth;

(c)	Develop and present case studies to organizations in other regions and markets who could benefit from our experience;

(d)	Research and utilize emerging relevant technologies primarily from application service providers (ASP’s);

(e)	Leverage our advertising contacts in pursuit of email marketing opportunities;

(f)	Expand our email marketing relationships to include advertising agency opportunities; and

(g)	Pursue strategic acquisitions and alliances to access new geographic markets and to add complimentary services.

We anticipate spending approximately $5,000,000 in pursuing our plan of operations over the next twelve months. This amount is in excess of our current cash reserves and anticipated revenues for that period. It is anticipated that the Encore Business will not generate any significant revenues over the next twelve months. Accordingly, we will require substantial additional financing in order to fund our plan of operations. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with the development of our Encore Products. If we do not obtain the necessary financing, then our plan of operations will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to complete the development and commercialization of our Encore Products. In the event that we are unable to develop and commercialize our Encore Products, we intend to focus on the Forge/Ignite Business.

RESULTS OF OPERATIONS

Our acquisition of Cryotherm was completed on September 30, 2003. This acquisition has been treated by us for accounting purposes as an acquisition of Cryotherm’s net assets. As a result, our historical financial statements up to September 30, 2003 reflect the results of operations solely for the Forge/Ignite Business to that date. Commencing October 1, 2003 our financial statements reflect our combined operations with Cryotherm.

Revenue

For the last fiscal year, revenues were generated solely from the Forge/Ignite business. We charge our clients based upon a number of criteria, including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

Our revenues increased to $2,858,341 for the year ended December 31, 2003, up from $2,059,738 for the year ended December 31, 2002, an increase of $798,603 or 39%. This increase in revenues resulted from the addition of new clients, increased spending by existing clients, the return of a previous client and an expansion to our services into creative services and production. Our new client and two recurring clients accounted for over 60% of our revenues.

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the second and fourth calendar quarters. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

To date, the vast majority of our revenue has been generated from the provision of integrated marketing and advertising strategies as opposed to our email services, which have grown over the past 2 years but represent less than 10% of our overall billings. With increased focus, time and expenditure being directed to these online services, we anticipate proportionate increases in revenue, both in absolute and percentage terms. However, if these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a level sufficient to support our continued operations.

Cost of Revenue

Our cost of revenue increased to $2,167,077 for the year ended December 31, 2003, up from $1,498,519 for the year ended December 31, 2002, an increase of $668,558 or 45%. This increase in cost of revenue is reflective of our increased revenues for the same period.

Cost of revenue represents the cost of advertising purchased for clients and directly corresponds to our revenue levels. Additionally, during fiscal 2003 we strengthened our creative strategic capabilities and consulting services, consequently generating appreciably more billings for these services than in the previous year.

Gross Profit

Our gross profit increased to $691,264 for the year ended December 31, 2003, up from $561,219 for the year ended December 31, 2002. As a percentage of revenues, our gross profit for the year ended December 31, 2003 was 24% of revenues, down from 27% of revenues for the year ended December 31, 2002. We believe that our gross profits will steadily increase if our growth in creative and production services continues as this is a higher margin component of our business.

Operating Expenses

Our operating expenses increased to $1,616,422 for the year ended December 31, 2003 from $1,191,980 for the year ended December 31, 2002, an increase of $424,442 or 36%. This increase to our operating expenses reflects the additional costs associated with the development and commercialization of our clean energy technologies and the seasonal fluctuations in retail advertising.

The primary component of our operating expenses continues to be salary costs, including fringe benefits. Our salary and fringe benefits increased to $663,873 for the year ended December 31, 2003 from $642,585 for the year ended December 31, 2002. These increased salary and fringe benefit expenses are the result of employee raises and increases in the cost of employee benefit plans.

Our legal and accounting expenses increased to $130,851 for the year ended December 31, 2003 from $111,236 for the year ended December 31, 2002. This increase in legal and accounting expenses is a result of the completion of the Cryotherm acquisition in 2003. We believe that our legal and accounting expenses will increase as a result of our acquiring Cryotherm.

Expenses associated with consulting fees and computer services increased to $539,825 for the year ended December 31, 2003, up from $181,813 for the year ended December 31, 2002. $353,601 of our consulting fees and computer services expenses for 2003 were realized in the quarterly period ended December 31, 2003. The increased consulting fees and computer services incurred during the fourth quarter of 2003 were primarily the result of additional consulting costs associated with the development of our clean energy technologies.

Our rent increased to $97,769 for the year ended December 31, 2003 from $38,474 for the year ended December 31, 2002. This increase is a result of the recent move of our business offices.

Liquidity and Capital Resources

We had cash of $335 as of December 31, 2003, compared to cash of $50,537 as of December 31, 2002. We had bank indebtedness of $82,447 as of December 31, 2003, compared to bank indebtedness of nil as of December 31, 2002. Our working capital deficit has increased to $1,843,037 as of December 31, 2003 from $1,027,567 as of December 31, 2002. In addition, our total liabilities have increased to $2,863,968 as of December 31, 2003 from $2,010,607 as of December 31, 2002. The increases to our working capital deficit and total liabilities are primarily attributable to our acquisition of Cryotherm, which had liabilities of $1,336,605 as of September 30, 2003. The increase in liabilities associated with our acquisition of Cryotherm was offset by the reduction to our liabilities in the amount of the $840,000 attributable to the debt settlement agreements that we completed concurrently with our acquisition of Cryotherm. Our increased working capital deficit and total liabilities also reflect the fact that we continue to incur losses from operations, as discussed above.

Cash Flows

We anticipate that we will require additional financing in the amount of $5,000,000 in order to fund our plan of operations over the next twelve months, as discussed above under “Plan of Operations.” In addition, we anticipate that we will continue to require additional financing to fund the Forge/Ignite Business which continues to consume more cash in operating activities than is generated. We plan to pursue bank debt and equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next twelve months. We do not have any arrangements in place for equity financings and there is no assurance that any equity financing will be achieved. If equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

We have sustained our operations to date with advances by one of our principal stockholders and these funds have been applied to finance our current operations. Our ability to meet our current obligations is dependent upon continued advances from this shareholder, upon our ability to increase our revenues while maintaining expenses and our ability to achieve additional financing. If we are unable to meet our current obligations, then we may be forced to significantly scale back our business operations with the result that our ability to earn revenues and achieve profitability may be adversely affected.

Net cash used in operating activities was $448,645 and $247,515 for the years ending December 31, 2003 and 2002, respectively. Cash used in operations was primarily the result of net losses.

Net cash provided from investing activities for the year ended December 31, 2003 was $3,034, compared to net cash used in investing activities of $14,452 for the year ended December 31, 2002.

Net cash provided by financing activities was $395,409 and $288,117 for the years ending December 31, 2003 and 2002, respectively. Cash provided by financing activities for the year ending December 31, 2003 consisted of $195,000 from the issuance of share capital, and $367,726 from advances by related parties. These funds were utilized in their entirety as working capital.

At December 31, 2003, we have no material capital commitments that will impact expenditures in 2004.

RISKS RELATED TO OUR BUSINESS

Risks Related To the Encore Business

The Encore Business Will Incur Losses And May Never Achieve Profitability

We do not expect the Encore Business to achieve profitability in the near future and we expect to incur substantial operating losses for at least the next eighteen months. If we are unable to develop a significant revenue stream or if expenses are larger than expected, the Encore Business may never become profitable. We anticipates substantial expenditures in a number of areas, including:

  development and commercialization of prototypes;
  public demonstration of prototypes;
  marketing and promotion of the Encore Products, including building recognition of the Encore name;
  establishing an operating infrastructure, including management and administrative personnel.

In addition, as a result of the lack of an operating history, the emerging nature of the clean energy market and the unproven nature of our clean energy business model, we are unable to accurately forecast revenue for the Encore Business. We will incur operating expenses based predominantly on operating plans and estimates of future revenue. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls.

Accordingly, a failure to meet revenue projections would have an immediate and negative impact on our ability to achieve profitability.

Liquidity and Future Operations

Our plan of operations calls for significant expenses in connection with the development of our Encore Products. Our current operating funds and revenues are insufficient to complete our plan of operations which will require an estimated $5,000,000 to be spent over the next 12 months developing and marketing prototypes of our Encore Products in order to accomplish our goals. As of December 31, 2003, we had cash in the amount of $335 and a working capital deficit of $1,843,037. Our ability to meet our obligations in the ordinary course of our operations is dependent on our ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, debt collaborative or other arrangements.

We will also require additional financing if the costs of developing our Encore Products are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of a prototype of one of our products or encounter any unexpected technical or other difficulties;
  we incur delays and additional expenses as a result of technology failure;
  we are unable to create a substantial market for our products; or
  we incur any significant unanticipated expenses.

We are working to obtain sufficient working capital from external sources in order to continue operations and meet our plan of operations. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful. Failure to generate sufficient cash flow will require us to amend or reduce our operations and could adversely affect our ability to meet our plan of operations.

We May Not Be Able To Meet Our Obligations Under the Centripetal License Agreement

The Centripetal License Agreement calls for us to purchase all of the TurboFlux engines and wind turbines manufactured by Centripetal Dynamics in the initial 18 months of production. If we are unable to purchase all of the TurboFlux products or are unable to meet sales expectations of those products during this time, we may lose our license rights to these products. Even if we are able to meet our purchase and sales obligations under the Centripetal License Agreement, there is no assurance that we will be able to come to an agreement with Centripetal Dynamics on the terms upon which our rights to the TurboFlux products will be extended.

Risks Related To The Protection Of Intellectual Property Rights

Ownership of patent applications of those technologies invented by Robert Hunt resides with Mr. Hunt, who has licensed worldwide exclusivity to make, use and sell products based on such patent applications to us in consideration of license fees and royalties payable to Mr. Hunt. We are relying on the patent applications of Mr. Hunt to protect our core technologies and products from competition.

We cannot assure investors that pending or future patent applications will result in the granting of patents or that any issued patents will not be invalidated, circumvented or challenged. A portion of our proprietary technology depends upon unpatented trade secrets and know-how. Without patent protection we would be vulnerable to competition from third parties who could develop competing products through reverse engineering. Also, where we do not have patent protection, competitors may independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

Our Product Development Program May Not Be Successful

Once we complete development of our prototypes there is no assurance that our prototypes will work as expected. In the event we successfully develop a prototype, there is no assurance that we will be able to manufacture the prototype at a reasonable cost. Even if we are able to manufacture the prototype at a reasonable cost, there is no assurance that the price of our Encore Products will not be excessive, precluding the product from generating sufficient market acceptance. As such, there is no assurance that we will be able to successfully develop and commercialize the Encore Products.

A Market For The Encore Products And Services May Not Develop Or We May Be Unable To Achieve Market Acceptance

Our technologies and products represent an emerging market, and we are unable to provide assurances that our targeted customers and markets will accept our technologies or will purchase our products and services in sufficient quantities to achieve profitability. If a significant market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop products, we may be unable to meet our operational expenses and we may be unable to achieve profitability. The development of a suitable market for our technologies and products may be impacted by many factors which are out of our control, including:

  the cost competitiveness of our products and services;
  the cost and availability of alternative products and services;
  customer reluctance to try new products or services;
  regulatory requirements; and
  the emergence of newer, more competitive technologies and products.

The Encore Business Is Dependent On Key Personnel and Sub-Contractors

The success of the Encore Business depends on the abilities and continued participation of key personnel such as inventor Robert Hunt, who has been instrumental in bringing several of our technologies to their present state of development. The loss of Mr. Hunt’s services could hamper the successful development of our new technologies and products. We do not have "key man" life insurance on Mr. Hunt and have no plans to obtain such insurance. Our success also depends on our ability to attract and retain additional skilled employees, vendors and sub-contractors, who can bring our patents-pending designs to market.

We intend to rely in the near term upon sub-contractors and suppliers for a significant portion of our current and proposed products. The inability of sub-contractors and suppliers to meet their obligations may affect our ability to develop and deliver products on a timely and competitive basis.

Our success in the next few years is significantly dependent upon the abilities of our management. The determination of employee compensation is in control of the Board of Directors of the Company. The loss of the services of any one or more of our key employees or contractees could adversely affect us to a substantial degree.

Limited Experience of Management

Although our management collectively has significant business experience, most of our current officers and directors have limited experience with the clean energy business in particular. There is no assurance that we have or will acquire the skills necessary to enable the Encore Business to be profitable

We Have A Limited Operating History

We have only recently moved into the clean energy business and we have limited experience operating in this business. As of December 31, 2003 we had cash of $335 and a working capital deficit of $1,843,037.

We will need to generate significant revenues to achieve profitability, which may not occur. Our limited operating history makes it difficult to forecast future operating results. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Risks Related to the Forge/Ignite Business

Our Existing Ignite And Forge Client Base Is Concentrated And The Loss Of A Major Client Would Be Difficult To Replace

Three advertising clients currently account for over 60% of our revenues. The loss of any of these clients would significantly damage our revenue base and opportunities for growth. We cannot guarantee that these clients will remain with us or that we will be able to access new clients to replace them.

Competition For Internet Advertising And Direct Marketing Is Intense And Could Adversely Affect Our Business.

The market for internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. With no significant barriers to entry and increasing attention being placed on the internet as a means of advertising and direct marketing, we expect that competition will continue to increase in the near term. Our ability to compete and generate revenue from businesses will depend on our skill in utilizing our expertise in electronic direct marketing technology to provide superior strategies and execution.

As we expand the scope of our advertising product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers and advertising agency customers. As a result, we may not be able to compete effectively and competitive pressures may result in price reductions, reduced gross margins and an inability to gain market share.

Failure To Safeguard Member Privacy Could Affect The Ignite And Forge Reputations Among Consumers.

An important feature of the Ignite/Forge advertising and marketing strategies is our ability to capture list member profiles on behalf of our clients. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. Usage of our marketing program could decline if any well-publicized compromise of security occurred. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

For Ignite And Forge To Remain Competitive, We Must Keep Pace With Technological Changes In Our Industry

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

Continued Development And Use Of The Internet Infrastructure Is Critical To Ignite And Forge’s Ability To Offer Our Services

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

Impact The Forge/Ignite Business

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

The Forge/Ignite Business Is Dependent on Key Personnel

The success of our Forge/Ignite Business depends on the abilities and continued participation of key personnel. The loss of any of our key employees, consultants or sub-contractors could hamper the development and continued operation of our Forge/Ignite Business and could have a substantial adverse affect on the Company as a whole.

Ignite And Forges Limited Operating History

We have a limited operating history of 4 years upon which to evaluate our business strategies and performance. Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7. FINANCIAL STATEMENTS.

Index to Financial Statements:

1	Auditors’ Report;

2	Audited Financial Statements for the year ended December 31, 2003, including:

	a.	Consolidated Balance Sheets as at December 31, 2003 and December 31, 2002;

	b.	Consolidated Statements of Operations for the years ended December 31, 2003 and
December 31, 2002;

	c.	Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the
years ended December 31, 2003 and December 31, 2002;

	d.	Consolidated Statements of Cash Flows for the years ended December 31, 2003 and
December 31, 2002; and

	e.	Notes to Consolidated Financial Statements.

Audited Consolidated Financial Statements of Encore Clean Energy, Inc. (formerly Forge, Inc.) Years ended December 31, 2003 and 2002 kpmg
KPMG LLP
Chartered Accountants
	St. Andrew’s Square II	Telephone (250) 480-3500
	800-730 View Street	Telefax (250) 480-3539
	Victoria BC V8W 3Y7	www.kpmg.ca

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders Encore Clean Energy, Inc. (formerly Forge, Inc.)

We have audited the accompanying consolidated balance sheets of Encore Clean Energy, Inc. (formerly Forge, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Clean Energy, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Encore Clean Energy, Inc. will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit and its need to generate cash from operations and obtain additional financing to meet its obligations as they come due raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Victoria, Canada
March 29, 2004

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Consolidated Balance Sheets
(expressed in United States dollars)

December 31, 2003 and 2002

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$335	$50,537
Accounts receivable	110,613	270,880
Prepaid expenses	8,336	523
	119,284	321,940
Property and equipment, less accumulated depreciation (note 6)	82,986	80,983
Technology and other intangible assets	2,133,340	-

	$2,335,610	$402,923

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank indebtedness	$82,447	$-
Accounts payable and accrued liabilities (note 8)	1,664,907	727,541
Unearned revenue	-	455,633
Loan payable - current portion (note 7)	-	160,327
Notes payable - current portion (note 8)	210,000	-
Lease obligation - current portion (note 9)	4,967	6,006
	1,962,321	1,349,507

Due to related parties (note 8)	901,647	656,869
Lease obligation (note 9)	-	4,231
Total liabilities	2,863,968	2,010,607

Stockholders’ deficit (note 10):
Common stock	12,618	520
Additional paid-in capital	5,802,498	3,645,386
Deficit	(6,012,058)	(5,238,895)
Accumulated other comprehensive loss	(331,416)	(14,695)
Total stockholders’ deficit	(528,358)	(1,607,684)
Commitment (note 13)
	$2,335,610	$402,923

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Consolidated Statements of Operations
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

	2003	2002

Revenue	$2,858,341	$2,059,738
Cost of revenue	(2,167,077)	(1,498,519)

Gross profit	691,264	561,219
Operating expenses:
Salaries and fringe benefits	663,873	642,585
Consulting fees and computer services	539,825	181,813
Legal and accounting	130,851	111,236
Phones and utilities	38,201	19,320
Rent	97,769	38,474
Advertising and promotion	23,195	54,230
Other selling, general and administrative	100,607	113,018
Depreciation	22,101	31,304
	1,616,422	1,191,980

Loss from operations	(925,158)	(630,761)
Other:
Interest	(226,005)	(65,810)
Gain on conversion of debt	378,000	-
	151,995	(65,810)

Net loss	$(773,163)	$(696,571)

Net loss per common share, basic and diluted	$(0.06)	$(1.34)

Weighted average common shares outstanding,
basic and diluted (note 4(l))	12,617,948	519,236

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

				Accumulated
		Additional		other
	Common	paid in		comprehensive	Stockholders’
	stock	capital	Deficit	income (loss)	deficit

Balance at December 31, 2001	$520	$3,644,886	$(4,542,324)	$10,263	$(886,655)

Shares issued in connection with:
Exercise of stock options (4,687 shares)	-	500	-	-	500
Net loss	-	-	(696,571)	-	(696,571)
Foreign exchange translation adjustment	-	-	-	(24,958)	(24,958)
Balance at December 31, 2002	520	3,645,386	(5,238,895)	(14,695)	(1,607,684)

Net loss	-	-	(773,163)	-	(773,163)
Stock-based compensation	-	397,637	-	-	397,637
Conversion of shareholder loans
(4,200,000 shares)	4,200	457,800	-	-	462,000
Issued on acquisition of Cryotherm:
7,403,197 Shares	7,403	806,949	-	-	814,352
29,322 Warrants	-	89	-	-	89
324,877 Options	-	132	-	-	132
Private placement for cash (195,000 shares)	195	194,805	-	-	195,000
Exercise of stock options (300,000 shares)	300	299,700	-	-	300,000
Other comprehensive income (loss):
Foreign exchange translation adjustment	-	-	-	(316,721)	(316,721)

Balance at December 31, 2003	$12,618	$5,802,498	$(6,012,058)	$(331,416)	$(528,358)

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Consolidated Statements of Cash Flows
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

	2003	2002

Cash provided by (used in):
Operations:
Net loss	$(773,163)	$(696,571)
Depreciation, which does not involve cash	22,101	31,304
Gain on debt conversion	(378,000)	-
Stock-based compensation	397,637	-
Changes in operating assets and liabilities:
Change in accounts receivable	239,023	(178,737)
Change in prepaid expenses	(9,697)	52,796
Change in accounts payable and accrued liabilities	681,869	422,146
Change in unearned revenue	(628,415)	181,052
Change in accrued salaries	-	(59,505)
Net cash used in operating activities	(448,645)	(247,515)

Cash flows used in investing activities:
Cash acquired on acquisition (note 2)	6,193	-
Purchase of property and equipment	(3,159)	(14,452)
Net cash provided by (used in) investing activities	3,034	(14,452)

Cash flows from financing activities:
Repayment of lease obligation	(8,049)	(5,179)
Proceeds on issuance of share capital	195,000	-
Proceeds from (repayment of) loan payable and
bank indebtedness	(120,239)	160,327
Proceeds from (repayment of) notes payable	(39,029)	2,438
Proceeds from advances from related parties	367,726	130,531
Net cash provided by financing activities	395,409	288,117

Increase (decrease) in cash and cash equivalents	(50,202)	26,150
Cash and cash equivalents, beginning of year	50,537	24,387

Cash and cash equivalents, end of year	$335	$50,537

Supplementary information:
Interest paid	$-	$51,068
Income taxes paid	-	-
Non-cash transactions:
Issue of common shares for repayment of debt	840,000	-
Exercise of options	300,000	-

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

1.

The Company and description of business:

Encore Clean Energy, Inc. (the “Company”, formerly Forge, Inc.) is a “permission-based” email marketing and integrated advertising strategies service. The Company’s services include the design, delivery, tracking, and analysis of targeted “one-on-one” email campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies.

2.

Corporate transactions:

On May 13, 2002 the Company’s effective domicile was changed from Florida to Delaware by way of a merger between the Company’s parent corporation, emailthatpays.com, Inc. (“email”) (a Florida corporation) and the Company (a Delaware Corporation). The surviving corporation (Encore Clean Energy, Inc.) issued one share for every twenty shares of email, thus affecting a reverse stock split. As the former shareholders of email owned 100% of the Company, this transaction has been accounted for on a continuity-of-interests basis as a continuation of email. References to “the Company” refer to email for periods prior to May 13, 2002 and Encore Clean Energy, Inc. thereafter.

On October 28 2003, Encore Clean Energy, Inc. (“Encore”) completed the acquisition of Cryotherm, Inc. (“Cryotherm”), a Delaware corporation, in exchange for common shares of Encore. The outstanding options and warrants of Cryotherm were also exchanged for options and warrants of Encore based on a conversion ratio of 0.23456789 Encore options for each Cryotherm option and warrant. In addition, certain shareholder advances of Cryotherm in the aggregate principal amount of $450,000 became convertible at the option of the holder into an aggregate of 633,333 shares of Encore.

The shares issued to the former Cryotherm stockholders in the acquisition represent approximately 61% of Encore’s total issued and outstanding shares immediately prior to the transaction. Immediately following the closing of the acquisition, former Cryotherm stockholders, option holders and convertible debenture holders owned or had the right to acquire 64% of the fully diluted common shares of Encore. Accordingly, the merger resulted in a change of control of Encore.

For accounting purposes however, notwithstanding the change of control of Encore, the acquisition of Cryotherm is treated as an acquisition of the net assets of Cryotherm by Encore as Cryotherm was, prior to completion of the transaction, a development stage company that did not meet the definition of a business for accounting purposes. Therefore, for accounting purposes, this results in the acquisition of the net assets of Cryotherm and their being valued at their fair market value with that value being assigned to the equity instruments deemed to be issued by Encore. In addition, as Encore is considered to have acquired Cryotherm’s net assets, the historical financial statements of Encore reflect Encore’s operations to the date of the acquisition and combined with those of Cryotherm thereafter.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

2.

Corporate transactions (continued):

The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired have been recorded at their fair values as of the date of the acquisition.

In conjunction with the acquisition of Cryotherm, $840,000 of Encore’s shareholder loans were converted into 4,200,000 common shares an effective price of $0.20 per share. As the market price at the measurement date was $0.11 per share, a gain of $378,000 resulted from this conversion.

3.

Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At December 31, 2003, the Company has negative working capital of $1,843,037. For the year ended December 31, 2003, the Company has used $448,643 cash in operating activities. At December 31, 2003, the Company has a total stockholders’ deficit of $1,335,431.

The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, debt collaborative or other arrangements. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations at current levels for a reasonable period of time into the future. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful. Failure to generate sufficient cash flow will require the Company to amend or reduce operations.

4.	Significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are Canadian and wholly owned. All significant inter-company balances and transactions have been eliminated in the consolidation process.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

4.	Significant accounting policies (continued):

(b)

Use of estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. The valuation of intangible assets and stock compensation is a significant area requiring the use of estimates. Actual results could differ from the estimates used in the preparation of consolidated financial statements.

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

(e)

Foreign currency:

The functional currency of the operations of the Company’s wholly owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheet dates with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of loss and reported as foreign currency translation adjustment (which is included in the other comprehensive loss in stockholders’ equity.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

4.	Significant accounting policies (continued):

(f)

Property and equipment:

Property and equipment are recorded at cost and are depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations for the period in which it is realized. The annual rates used to compute depreciation on a declining balance basis are as follows:

Asset	Rate

Office furniture and fixtures	20%
Computer hardware	30%

(g)

Technology and other intangible assets:

Technology and other intangible assets consists of designs and related patents of alternative energy technology acquired from Cryotherm and will be amortized over a period of 15 years once commercial production is achieved. As at December 31, 2003 no amortization has been recorded.

(h)

Capital leases and obligations:

The asset carrying value and amount of the capital lease obligations recorded at the beginning of the lease term are calculated based upon the present value of the minimum lease payments. Assets under a capital lease are depreciated at the same rates as other property and equipment.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

4.	Significant accounting policies (continued):

(i)

Financial instruments and concentration of risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and obligations under capital leases. At December 31, 2003 and 2002, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments. The Company does not require collateral for accounts receivable, but does evaluate customer creditworthiness and establishes allowances as necessary based on management estimates of collectibility.

Amounts owing to related parties, loan payable and notes payable are stated at their exchange values which approximates fair value due to their short-term maturity and market rates of interest.

(j)

Income taxes:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

(k)

Stock-based compensation:

The Company accounts for stock-based employee and director compensation arrangements under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000. Under APB No. 25, compensation expense is recorded on the date of grant based on the difference, if any, between the current market price of the Company’s stock and the exercise price of options to purchase that stock. The Company accounts for stock-based compensation arrangements for non-employees in accordance with provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under SFAS No. 123, compensation expense for services received from non-employees is based upon the fair value of equity instruments issued as the services are performed and the stock award is earned.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

4.	Significant accounting policies (continued):

(k)

Stock-based compensation (continued):

The Company has adopted the disclosure requirements of SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation”, to account for grants to employees under the Company’s existing stock-based compensation plan. Had compensation cost for the Company’s stock option plan been determined, based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company’s net loss and basic loss per share would have been adjusted as follows:

	2003	2002

Loss for the year	$1,150,663	$696,571
Loss for the year - pro-forma	1,279,703	-
Basic loss per share	0.90	1.33
Basic loss per share - pro-forma	0.90	1.33

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Expected dividend yield	0.0%	N/A
Expected stock price volatility	189%	N/A
Risk-free interest rate	1.31%	N/A
Expected life of options	1 year	N/A

(l)

Net loss per share:

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods, and gives retroactive effect to the shares cancelled on the effective reverse stock split, described in note 2. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented, basic and diluted net loss per share is the same as any exercise of options would be anti-dilutive.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

4.	Significant accounting policies (continued):

(m)

Impairment of long-lived assets and long-lived assets to be disposed of:

In accordance with SFAS No. 144, long-lived assets such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

Goodwill and intangible assets, not subject to amortization are tested annually for impairment, are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(n)

Comprehensive loss:

The Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for each of the periods presented is as follows:

	2003	2002

Net loss	$1,151,163	$696,571
Other comprehensive (income) loss:
Foreign currency translation adjustment	316,721	24,958

Comprehensive loss	$1,467,884	$721,529

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

4.	Significant accounting policies (continued):

(o)

Recently issued accounting standards:

In November 2002, FASB issued Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addressed the consolidation by business enterprises of variable interest entities. FIN 46 will apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS No. 149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics for both Liabilities and Equity” (“FAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

Currently, the impact of the adoption of EITF 00-21, FIN 46 and FAS No.’s 149 and 150 has not been material to the Company’s financial position or results of operations.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

5. Acquisition of Cryotherm, Inc.:

The fair value of the net assets of Cryotherm acquired on September 30, 2003, as described in note 2, was as follows:

Assets:
Cash	$6,193
Property and equipment	3,226
Technology and other intangible assets	2,133,340
Leasehold interest	8,419
Total assets	2,151,178

Liabilities:
Accounts payable	307,932
Interest payable	58,200
Due to stockholder	310,473
Current portion of notes payable to stockholders	210,000
Long-term portion of notes payable to stockholders	450,000
Total liabilities	1,336,605

Net assets acquired, being fair value assigned to shares:
7,403,197 Shares	814,352
29,322 Warrants	89
324,877 Options	132

$814,573

The fair values of the consideration paid for the net assets of Cryotherm were determined as follows:

(a)	Common shares: as a percentage of market value at the measurement date; and

(b)	Warrants and options: fair value at the measurement date determined using the Black-Scholes pricing model with the following input factors:

	Options	Warrants

Expected dividend yield	0%	0%
Expected stock price volatility	31%	31%
Risk-free interest rate	1.31%	1.31%
Expected life (years)	1.80	3.0%

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

5.	Acquisition of Cryotherm, Inc.:

(b)

Continued:

Cryotherm acquired the technology and related intangible assets underlying the products the Company plans to commercialize pursuant to license agreements for technology relating to the field of generating, converting, storing or conserving energy or electricity. Specifically, the technology and associated intangible assets, including the underlying patents, relate to the following products: the Drum Jet Turbine, the Vertical Axis Wind Turbine, the Floating “Power Barge” and the Partial Pressure Membrane Refrigeration System.

6.	Property and equipment:

		Accumulated	Net book
2003	Cost	depreciation	value

Office furniture and fixtures	$138,665	$96,452	$42,213
Computer hardware	183,316	142,543	40,773

	$321,981	$238,995	$82,986

		Accumulated	Net book
2002	Cost	depreciation	value

Office furniture and fixtures	$70,030	$37,188	$32,842
Computer hardware	131,902	83,761	48,141

	$201,932	$120,949	$80,983

The cost and accumulated depreciation of assets under capital lease included in office furniture and fixtures is $17,745 and $(12,063) respectively, (2002 - $14,755 and $(8,806)) and computer hardware is $17,363 and $(14,005) respectively, (2002 - $14,436 and $(10,356)).

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

7.	Loan payable: The loan payable at December 31, 2002 was repaid in full in the current year.

8.	Due to related parties:

	2003	2002

Stockholder-controlled company	$66,185	$141,701
Stockholder	385,462	487,152
Notes payable to stockholders	660,000	-
	1,111,647	628,853
Less current portion of notes payable to stockholders	(210,000)	-

	$901,647	$628,853

The advances from a stockholder-controlled company and a stockholder are unsecured, bear interest at annual rates between 6% and 7% and are not callable within 2004. Interest of $36,085 is payable on these loans at December 31, 2003 (2002 - $61,171). Included in accounts payable and accrued liabilities is $293,705 (2002 - $55,371) in other balances also owing to stockholders.

The notes payable to stockholders are unsecured and bear interest at annual rates ranging between 5% and 12.5%. Included in notes payable are three notes totaling $450,000 which are convertible until February 28, 2005 into 633,333 common shares of the Company and have no set repayment. The remaining balance of $210,000 is repayable in February 2004. Interest of $45,274 (2002 - $nil) is payable on these notes and is included in accounts payable and accrued liabilities.

9.	Capital lease: The Company’s capital lease for equipment expires in 2004.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

10.	Capital structure:

(a)

Common stock:

The Company’s authorized stock consists of 18,000,000 $0.001 par value common shares and 2,000,000 $.001 par value preferred shares (no preferred shares issued and outstanding).

The following table presents the issued and outstanding common stock of the Company after retroactive restatement for the May 2002 effective reverse stock split (note 2):

	Company		Additional
	common		paid in
	shares	Par value	capital

December 31, 2001	515,064	$520	$3,644,886

Stock options exercised - January 2002	4,687	-	500
December 31, 2002	519,751	520	3,645,386
Stock-based compensation	-	-	397,637
Conversion of shareholder loans	4,200,000	4,200	835,800
Private placement for cash	195,000	195	194,805
Exercise of stock options	300,000	300	299,700
Issued on acquisition of Cryotherm	7,403,197	7,403	97

December 31, 2003	12,617,948	$12,618	$5,373,425

(b)

Common stock options:

The Company established a new stock-compensation plan in 2003. The plan provides for the grant of up to 2,000,000 incentive or non-qualified stock options or shares of restricted stock to employees and key advisors (an “Optionee”) of the Company. If an Optionee ceases employment with or service to the Company (a “Termination”), the Optionee may exercise any vested option at the time of Termination within such period of time specified in the option agreement. In the absence of a specified time in the option agreement, the option remains exercisable for three months following the Optionee’s Termination.

The Company issued options to previous shareholders of Cryotherm as part of the acquisition of that company. These options have an exercise price of $0.43 and expire between June 26, 2008 and August 5, 2015.

All options issued under a previous stock-compensation plan were cancelled in 2002.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

10.	Capital structure (continued):

(b)	Common stock options: Following is a summary of stock option activity for the years ended December 31, 2003 and 2002.

		Weighted
	Outstanding	average
	options	exercise price

Outstanding as of December 31, 2001	34,950	$69.20

Granted	-	-
Exercised	(4,687)	0.10
Forfeited	(5,250)	85.66
Cancelled	(25,013)	79.80
Outstanding as of December 31, 2002	-	-
Granted on acquisition of Cryotherm	324,877	0.43
Granted under stock option plan	600,000	1.00
Exercised	(300,000)	1.00
Forfeited or cancelled	-	-

Outstanding as of December 31, 2003	624,877	$0.70

All options are exercisable at December 31, 2003. The following table summarizes information about the total number of stock options outstanding at December 31, 2003:

		Weighted
	Number	average
	outstanding at	remaining
	December 31,	contractual
Exercise price	2003	life (years)

$0.43	148,951	4.5
$0.43	175,926	11.6
$1.00	300,000	2.0

	624,877	5.3

As there were no stock options outstanding or exercisable at December 31, 2002, comparative disclosure regarding weighted average exercise price is not required.

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

10.	Capital structure (continued):

(c)

Share purchase warrants:

The Company has issued share purchase warrants in relation to a number of transactions. Each share purchase warrant entitles the holder to purchase one common share of the Company at various prices and with various terms.

(i)
The Company issued 29,322 share purchase warrants with a weighted average exercise price of $0.69 in conjunction with the acquisition of Cryotherm as described in note 2. These warrants expire on June 30, 2005.

(ii)
The Company issued 116,667 share purchase warrants with a exercise price of $0.60 in conjunction with the refinancing of a note payable to a shareholder to extend the repayment period to February 29, 2004. These warrants expire on December 31, 2005. A refinancing expense of $80,178 has been recorded to December 31, 2003 in relation to these warrants, with a further $53,452 to be recognized over the remaining term of the note.

(iii)
The Company issued 166,667 share purchase warrants with a exercise price of $0.85 to a consultant in relation to a service contract that ends on June 2, 2004. The warrants expire on December 31, 2005. A consulting fee of $17,379 has been recorded to December 31, 2003 in relation to these warrants, with a further $106,756 to be recognized over the remaining term of the contract.

(iv)	The Company issued 195,000 share purchase warrants with an exercise price of $1.50 as part of the private placement described in note 11.

(v)	The following tables summarize the warrant activity and related information:

		Weighted
		average
	Outstanding	exercise
	warrants	price

Outstanding as of December 31, 2001 and 2002	24,250	$106.24
Granted	507,656	1.01
Cancelled	(21,250)	73.24

Outstanding as of December 31, 2003	510,656	$3.00

Encore Clean Energy, Inc.
(formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

10.	Capital structure (continued):

(c)	Share purchase warrants:

(iv)	Continued: The warrants have the following price and expiration dates:

Exercise price	Number of warrants	Expiration date

$0.43	17,593	June 30, 2005
$0.60	116,667	December 31, 2005
$0.85	166,667	December 31, 2005
$1.07	11,729	June 30, 2005
$1.50	195,000	December 31, 2006
$250.00	1,500	December 31, 2005
$400.00	750	December 31, 2005
$460.00	750	December 31, 2005

(d)	Stock based compensation: The following table disaggregates stock compensation expense by employees and non-employees.

	2003	2002

Pursuant to stock option grants to employees
- intrinsic value	$14,000	$-
Pursuant to stock option grants to non-employees
- fair value	286,080	-
Pursuant to warrants issued to non-employees
- fair value	97,557	-

	$397,637	$-

11.

Segmented information:

The Company has one reportable operating segment, advertising services, and the chief operating decision maker makes decisions about allocating resources based on the one operating segment. All of the Company’s sales are to Canadian customers and substantially all of the Company’s assets are located in Canada.

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

12.

Income taxes:

Current income taxes are computed at statutory rates on pre-tax income. Deferred taxes would be recorded based on differences in the carrying values of assets and liabilities for financial statement and income tax purposes. At December 31, 2003, the Company has elected to carry forward net operating losses for federal, state and provincial income tax purposes of approximately $5.0 million that may be available to reduce future taxable income to 2023. As utilization of such operating losses for tax purposes is not considered to be more likely than not, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an “ownership change” occurs.

The components of the deferred tax asset as of December 31, 2003 are as follows:

	2003	2002

Deferred tax asset:
Net operating loss carry forward	$1,840,000	$1,557,000
Less valuation allowance	(1,840,000)	(1,557,000)

Net deferred tax	$-	$-

Income tax recovery differs from the amounts computed by applying the Canadian combined federal and provincial tax rates of 39.6% (2002 - 39.6%) to pre-tax income from continuing operations as a result of the following:

	2003	2002

Loss for the year	$(1,151,163)	$(696,571)

Income tax recovery based on combined Canadian
tax rates	$(450,000)	$(275,842)
Effect of:
Non-deductible expenses and other differences	137,000	(12,658)
Loss subject to tax at rates lower than statutory rate	30,000	36,500
Change in valuation allowance	283,000	252,000

Income tax recovery	$-	$-

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended December 31, 2003 and 2002

13.	Commitment: The Company leases office space under an operating lease which expires in 2005.

Operating
leases

2004	$99,644
2005	99,644

14.	Economic dependence: During the year, the Company generated 61% of total revenue (approximately $1,736,310) from three customers (2002 - 67%; $1,377,000 from three customers).

15.

Subsequent event:

On February 24, 2004, the Company completed the final phase of the acquisition of Cryotherm, Inc. with the remaining 2.5% of Cryotherm being acquired in exchange for 188,827 common shares of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

There have been no change in auditors or accountants nor have there been any disagreements on accounting and financial matters with the auditors and accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
Daniel Hunter	45	Chief Executive Officer, Chief Financial Officer and Director
Donald James MacKenzie	47	President, Secretary and Director
Lawrence Mitchell Shultz	49	Director
James E. Gayle	55	Director

Mr. Hunter was appointed our Chief Executive Officer and a Director in October 1999. Since September 1998, Mr. Hunter has been the Chief Executive Officer and a Director of Ignite Communications Inc. (formerly Coastal Media Group). From 1993 to 1998, Mr. Hunter was an account executive and partner at Canaccord Capital and has participated in the financing of numerous private and public companies.

Mr. MacKenzie was appointed our President, Secretary, and a Director in October 1999. From 1990 to 1998, Mr. MacKenzie was a senior account executive at BCTV, a major local television station in Vancouver.

Mr. Shultz was appointed as one of our directors effective September 30, 2003. Mr. Shultz is the founder of Cryotherm. Mr. Shultz is an entrepreneur with a track record in product development and marketing. Prior to Cryotherm, Mr. Shultz served as Chairman and Chief Executive Officer of AirBelt Systems LLC, developer of the IntelliFlowTM AirBag Inflator. Prior to AirBelt Systems, Mr. Shultz was Senior Vice President, Audio and Video technologies, and a Director of Aura Systems, Inc. As President of International TeleSystems, Mr. Shultz developed the TickeTV pay-per-view “positive trap” used by non-addressable cable operators to encrypt and secure pay-tier and pay-per-view programming from unauthorized, non-paying customers.

Mr. Gayle was appointed as one of our directors effective September 30, 2003. Mr. Gayle was a director of Cryotherm. Mr. Gayle received his BBA and MBA from the University of Houston and in 1979 Mr. Gayle founded Mar/Con Energy, Inc., one of the first firms specializing in state and federal regulatory compliance, natural gas marketing, and contract negotiation/administration and is recognized as one of the pioneers of direct gas marketing to end-users. Through his privately held companies, Mr. Gayle expanded into gas gathering. Mr. Gayle also formed and managed 19 energy related partnerships. Following the sale of the assets of his privately-held company in 1993, Mr. Gayle was engaged by a Wall Street Investment Banking firm to develop a new business plan and engineer a turnaround of Xplor Corporation, a NASDAQ listed E&P company. In 1999 Mr. Gayle resigned and entered into a consulting agreement with Hanover Compression, one of the partners in Hanover Measurement Services Company, L.P. (HMS). Mr. Gayle subsequently became Chairman and Chief Executive Officer, joining HMS in 2000 where he served in this capacity until his resignation in November 2002.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2003, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them

AUDIT COMMITTEE

We are not a listed issuer and, under the rules of the OTC Bulletin Board, our board of directors is not required to maintain a separately-designated standing audit committee. As such, our entire board of directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Daniel Hunter, our Chief Executive Officer and Chief Financial Officer and a Director and (ii) Donald James MacKenzie, our President and Secretary and a Director (together, the “named executive officers”).

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Daniel Hunter	Chief Executive Officer, Chief Financial Officer and a Director	2003 2002 2001	$123,139 $100,470 $145,311	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Donald James MacKenzie	President, Secretary and a Director	2003 2002 2001	$95,648 $88,650 $134,045	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

STOCK OPTION GRANTS

We did not grant any stock options to the named executive officers or directors during our most recent fiscal year ended December 31, 2003. We also have not granted any stock options to our named executive officers or directors since December 31, 2003. In addition, as of December 31, 2003, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

As discussed below, in December of 2003, we adopted a “2003 Stock Incentive Plan” and filed a Form S-8 registration statement covering this plan. The number of shares of common stock available for issuance under the plan is two million (2,000,000) treasury shares. As at December 31, 2003, none of these options had been granted to any of our directors or officers. We also have not granted any of these options since December 31, 2003.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Other than as described above, our directors are not paid any compensation for acting as our directors. However, we may periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2003 Stock Compensation Plan permits the grant of incentive stock options to any of our directors, officers or employees.

EMPLOYMENT CONTRACTS

We do not have any employment contracts with any of our executive officers or directors.

CHANGE IN CONTROL ARRANGEMENTS

We have no compensatory plans or arrangements with respect to any of the named executive officers which would result from the resignation, retirement or any other termination of such named executive officer’s employment with the Company or its subsidiaries or from a change-in-control of the Company or a change in the named executive officer’s responsibilities following such a change-in-control.

REPRICING OF STOCK OPTIONS

We did not, at any time during our 2003 fiscal year, adjust, amend or otherwise reprice the exercise price of any stock options or grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan under which shares of our common stock are authorized for issuance to our directors, officers, employees and eligible consultants, namely our 2003 Stock Compensation Plan. This plan has not been previously approved by our shareholders. We do not have any equity compensation plans other than the 2003 Stock Compensation Plan.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	0	0	2,000,000 shares of our common stock

As of April 30, 2004, we have not granted any options under the 2003 Stock Compensation Plan, and as such there are no outstanding options under this plan.

Our 2003 Stock Compensation Plan (the “Plan”) has not been previously approved by our stockholders. The Plan provides that the Plan’s administrator may grant shares of our common stock or options to purchase shares in our common stock to any of our officers, directors or employees or to any consultant, agent, advisor or independent contractor who provides services to us (each of whom is referred to as a “Participant”). Up to 2,000,000 shares of our common stock may be issued under the plan. The exercise price for options granted under the Plan shall be determined by the Plan’s administrator, but cannot be less than 85% of the fair market value of our shares at the time the option is granted.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2004, the stock ownership of each named executive officer, director, all executive officers and directors as a group, and of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of us except as otherwise noted.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock (1)
DIRECTORS AND OFFICERS
Common Stock	Daniel Hunter, Chief Executive Officer, Chief Financial Officer and a Director Suite 610-375 Water Street Vancouver, BC, Canada V5Y 1L2	779,999(2)	6.1%
Common Stock	Donald James MacKenzie President, Secretary and a Director Suite 610-375 Water Street Vancouver, BC, Canada V5Y 1L2	730,000	5.7%
Common Stock	Lawrence M. Shultz Director 2934-1/2 Beverly Glen Circle #301 Los Angeles, CA 90077	2,388,253(3)	18.6%
Common Stock	James E. Gayle Director P.O. Box 6009 Corpus Christi, TX 78466-0009	574,278	4.5%
Common Stock	All Officers and Directors as a Group (4 Persons)	4,472,530	34.9%
5% SHAREHOLDERS
Common Stock	Robert and Dianne Hunt 23707 Red Fish Lane Pass Christian, MS 39571	2,080,463	16.2%
Common Stock	Leinsmill Holdings c/o Nisbetts Chambers Chapel Street, P.O. Box 517 Charlestown, St. Kitts & Nevis	660,000	5.2%
Common Stock	Mill Pond Ltd. P.O. Box 1026, Harlaw Chambers The Valley Anguilla	660,000	5.2%
Common Stock	Kenneth Rickel 2121 Avenue of the Stars, Suite 2800 Los Angeles, CA	1,455,054(4)	10.7%
Common Stock	Sand Creek Capital Craigmuir Chambers, P.O. Box 71 Road Town, Tortolla BVI	660,000	5.2%
Common Stock	Sally Shultz 2934-1/2 Beverly Glen Circle #301 Los Angeles, CA 90077	703,704(3)	5.5%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2003. As of March 31, 2004, there were 12,806,775 shares of our common stock issued and outstanding.

(2)	Includes 87,499 shares held by Camino Enterprises Ltd. Mr. Hunter is the sole shareholder of Camino Enterprises Ltd.

(3)
Mr. Schultz and Mrs. Shultz are joint custodians under the California Uniform Transfer to Minors Act for Brian L. Shultz, Alexander L. Shultz and Eric L. Shultz, together the registered owners of 703,704 shares of our common stock.

(4)
In connection with our acquisition of Cryotherm, we exchanged convertible notes and warrants entitling Mr. Rickel to acquire shares of Cryotherm common stock for convertible notes and warrants entitling Mr. Rickel to acquire a total of 808,819 shares of our common stock. The calculation the number of shares beneficially owned by Mr. Rickel and his ownership percentage assumes that Mr. Rickel has exercised his rights under the convertible notes and warrants, but that all other holders of similar rights have not.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As presented in the following table, Mr. Hunter, our Chief Executive Officer, has advanced funds to us for working capital purposes both personally and through Camino Enterprises Ltd., a company of which he is the sole shareholder.

	December 31, 2003	December 31, 2002

Camino Enterprises Ltd.	$91,370	$141,701
Daniel Hunter	$359,917	$487,151

Total	$451,647	$628,853

The advances from the Mr. Hunter and Camino Enterprises Ltd. are unsecured, bear interest at an annual rate of 7%, have no set terms of repayment and are not callable during 2004.

Mr. Shultz, one of our directors, and Camilo Jorge, a member of Mr. Shultz’s immediate family, have loaned $341,315 and $115,000 to us respectively. The loans from Mr. Shultz and Mr. Jorge are unsecured, have no set terms of repayment and bear interest at the annual rate of 6% and 12.5% respectively.

As part of our acquisition of Cryotherm, we exchanged each share of Cryotherm common stock for 0.23456789 shares of our common stock. As a result, Lawrence M. Schultz and James Gayle, now directors of the Company, and the following beneficial owners of 5% of our common stock, became the beneficial owners of the following number of shares of our common stock :

Beneficial Owner	Number of Cryotherm Shares Beneficially Held	Number of Encore Shares Beneficially Received
Lawrence M. Shultz	10,181,500	2,388,253
James Gayle	2,250,000	527,778
Robert & Dianne Hunt	9,887,500	2,319,290
Kenneth Rickel	2,755,000	646,235
Sally Shultz	3,000,000	703,704

We also exchanged options, warrants and convertible notes entitling the holder to acquire Cryotherm common stock for options, warrants and convertible notes entitling the holder to acquire shares of our common stock on the same conversion ratio of 1 share of Cryotherm common stock for every 0.23456789 shares of our common stock. Mr. Rickel exchanged one Cryotherm share purchase warrant entitling him to purchase 37,500 shares of Cryotherm common stock at a price of $0.10 per share for one share purchase warrant entitling him to purchase 8,796 shares of our common stock at a price of $0.4263 per share. We also amended Cryotherm convertible notes issued to Mr. Rickel with an aggregate principal amount of $450,000 and convertible to an aggregate of 2,699,925 shares of Cryotherm common stock such that those convertible notes are now convertible into an aggregate of 633,356 shares of our common stock.

Also In connection with our acquisition of Cryotherm, we converted indebtedness in the aggregate amount of $840,000 into 4,200,000 of our common shares. The following directors, officers and beneficial owners of 5% of our common stock received shares as a result of this debt conversion:

Creditor	Amount of Indebtedness	Number of Encore Shares Received
Daniel Hunter	$131,000	655,000
Donald James MacKenzie	$131,000	655,000
Leinsmill Holdings Ltd.	$132,000	660,000
Mill Pond Ltd.	$132,000	660,000
Sand Creek Capital Ltd.	$132,000	660,000
Cocal Investments Inc.	$132,000	660,000

On December 12, 2003 Mr. Rickel agreed to extend the due date of a $125,000 Promissory Note dated March 2003 and issued by Cryotherm. Mr. Rickel agreed to extend payment of the remaining principal balance of $95,000 plus $5,700 in interest charges to February 29, 2004. In exchange, we agreed to pay Mr. Rickel the sum of $28,746.15 in consideration for attorney’s fees incurred by Mr. Rickel in connection with our acquisition of Cryotherm and the extension of the Promissory Note and warrants to purchase 166,667 shares of our common stock at a price of $0.60 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws, as amended(1)

10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt

10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc.

10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement.

10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (2)

10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	A complete copy of the articles of the corporation, as amended are filed as an exhibit to this Annual Report on Form 10-KSB. Our bylaws were previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 13, 2002.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.

(3)	Previously filed as an exhibit to our Amendment No. 1 to Form 8-K filed with the SEC on December 16, 2003.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed since the last quarter of our fiscal year ended September 30, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

September 30, 2003	October 15, 2003	Disclosure of Purchase Agreement and Plan of
Reorganization with Cryotherm, Inc. dated July 28,
2003.

September 30, 2003	December 16, 2003	Amendment to Form 8-K, adding the financial
statements of Cryotherm, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Audit Fees	$47,000	$44,988
Audit Related Fees	$20,000	$0
Tax Fees	$7,500	$6,814
All Other Fees	$0	$0
Total	$74,500	$51,802

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

By:	/s/ Daniel Hunter
__________________________________
DANIEL HUNTER,
Chief Executive Officer,
Chief Financial Officer and a Director

Date: May 14, 2004