Form 10QSB
period 2004-03-31
ENCORE CLEAN ENERGY INC
filed 2004-06-17
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2004

☐   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

Commission file number:   000-26047

ENCORE CLEAN ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0609891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
☒    Yes ☐     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 11, 2004: 12,806,775 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2004
INDEX

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)

Quarter ended March 31, 2004 and 2003

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)
Consolidated Balance Sheets (unaudited)
(expressed in United States dollars)

March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003

Assets

Current assets:
Cash and cash equivalents	$12,694	$335
Accounts receivable	268,148	110,613
Prepaid expenses	8,329	8,336
	289,171	119,284
Property and equipment, less accumulated depreciation	76,463	82,986
Technology and other intangible assets	2,322,167	2,133,340

	$2,687,801	$2,335,610

Liabilities and Stockholders' Deficit

Current liabilities:
Bank indebtedness	$66,259	$82,447
Accounts payable and accrued liabilities	1,801,153	1,664,907
Notes payable - current portion	286,260	210,000
Lease obligation - current portion	3,028	4,967
	2,156,700	1,962,321

Due to related parties	996,284	901,647
Total liabilities	3,152,984	2,863,968

Stockholders' deficit:
Common stock	12,807	12,618
Additional paid-in capital	6,103,768	5,802,498
Deficit	(6,260,644)	(6,012,058)
Accumulated other comprehensive income (loss)	(321,114)	(331,416)
Total stockholders' deficit	(465,183)	(528,358)

	$2,687,801	$2,335,610

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)
Consolidated Statements of Operations
(expressed in United States dollars)

Three months ended March 31, 2004 and 2003

	March 31,	March 31,
	2004	2003

Revenue	$627,382	$978,600

Cost of revenue	(341,262)	(721,138)
Gross profit	286,120	257,462

Operating expenses:
Depreciation	7,142	5,548
Remuneration	182,788	162,059
Legal and accounting	60,806	13,748
Consulting fees and computer services	106,115	13,752
Phones and utilities	5,706	4,353
Rent	41,179	23,574
Advertising and promotion	3,360	1,202
Other selling, general and administrative	16,051	20,900
	423,147	245,136

(Loss) income from operations	(137,027)	12,327

Other expense:
Interest expense	(111,559)	(11,521)

Net (loss) income	(248,586)	806

Deficit, beginning of period	(6,012,058)	(5,238,895)

Deficit, end of period	$(6,260,644)	$(5,238,089)

Net income (loss) per common share, basic and diluted	$0.00	$0.00

Weighted average common shares outstanding,
basic and diluted	12,693	519,751

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)
Consolidated Statements of Cash Flows
(expressed in United States dollars)

Three month ended March 31, 2004 and 2003

	March 31,	March 31,
	2004	2003

Cash provided by (used in):

Operations:
Net (loss) income	$(248,586)	$806
Items not involving cash:
Depreciation	7,142	5,548
Stock compensation	112,632	-
Changes in operating assets and liabilities:
Change in accounts receivable	(158,152)	95,938
Change in prepaid expenses	(116)	(5,597)
Change in accounts payable and accrued liabilities	160,005	249,121
Decrease in unearned revenue	-	(478,212)
Decrease in accrued salaries	-	(4,149)
Net cash used in operating activities	(127,075)	(136,546)

Cash flows used in investing activities:
Purchase of property and equipment	(619)	(3,945)
Net cash used in investing activities	(619)	(3,945)

Cash flows from financing activities:
Repayment of lease obligation	(1,939)	(897)
Repayment of loan payable	-	(75,166)
Repayment of bank indebtedness	(16,188)	-
Proceeds from notes payable	76,260	2,264
Proceeds from advances from related parties	94,637	218,293
Net cash provided by financing activities	152,770	144,494

Effect of exchange rate changes on cash	(12,717)	(19,681)
Increase in cash and cash equivalents	12,359	(15,677)

Cash and cash equivalents, beginning of year	335	50,537

Cash and cash equivalents, end of year	$12,694	$34,860

Supplementary information:
Interest paid	$22,455	$7,386
Income taxes paid	-	-

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1.             The Company and Description of Business:

Encore Clean Energy, Inc. ("the Company") was originally incorporated on May 12, 1995 under the laws of Florida. On May 13, 2002, we changed our state of jurisdiction to Delaware. On December 1, 2003 we merged with our wholly-owned subsidiary, Cryotherm, under the laws of Delaware and changed our name to Encore Clean Energy, Inc.

Encore Clean Energy, Inc. is currently engaged in the following business:

(a)	The business of creating and commercializing products that generate electricity without burning fossil fuels; and

(b)	The provision of "permission-based" e-mail marketing and integrated advertising strategies services through our wholly owned subsidiaries Ignite Communications Inc. and Forge Marketing Inc.

2.             Liquidity and Future Operations:

The Company incurred a net loss in the first quarter ending March 31, 2004 and has sustained negative cash flows from operations since its inception. At March 31, 2004, the Company has negative working capital of $1,867,529. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to increase profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

3.             Basis of Presentation:

The unaudited consolidated financial statements of the Company at March 31, 2004 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2004 are consistent with those used in fiscal 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2003 and the notes thereto.

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

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

	2004	2003
Net (Income) / Loss	$ 248,586	$ (806)
Other Comprehensive (Income) / Loss: Foreign Currency Translation Adjustment	10,302	99,190
Comprehensive Loss	$ 258,558	$ 98,384

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", "Company" and "Encore" mean Encore Clean Energy, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

INTRODUCTION

During the fourth quarter of our 2003 fiscal year, we acquired a 100% interest in Cryotherm, Inc. ("Cryotherm"), a corporation that was in the business of creating and commercializing products that generate electricity without the burning of fossil fuels. We have since merged with Cryotherm under the laws of Delaware and changed our name from Forge, Inc. to Encore Clean Energy, Inc.

We are currently engaged in the following businesses:

(a)
The Encore Business: The Encore Business involves developing and commercializing proprietary "clean-energy" technologies that we have acquired through our acquisition of Cryotherm. Our plan for this segment of our business involves creating products that will be targeted at creating lower-cost, cleaner ways to generate electricity without the burning of fossil fuels. Initially, we will focus our efforts on four primary products: a Drum Jet Turbine, a Waste Heat Recovery Unit, a Vertical Axis Wind Turbine and the TurboFlux Disk Turbine (collectively, the "Encore Products"); and

(b)
The Forge/Ignite Business : Prior to our acquisition of Cryotherm, our primary business was the Forge/Ignite Business of providing "permission-based" email marketing and integrated advertising services. We continue to carry on this segment of our business through our wholly owned subsidiaries, Ignite Communications Inc. ("Ignite") and Forge Marketing Inc. ("Forge Marketing").

PLAN OF OPERATIONS

Our plan of operations for the next twelve months involves the following:

1.
We will continue the research and development of our Encore Products. Initially we plan to focus on the development and commercialization of the Waste Heat Recovery Unit, the Drum Jet Turbine and the Vertical Axis Wind Turbine. In pursuit of this we:

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

(c)
will refine our marketing and sales program for each of the products. The anticipated costs of manufacturing each product will be analyzed using the final designs and specifications for each. These costs will be used to develop a business model for various applications. The business models will be analyzed in order to identify the optimum target market for each of the products. We anticipate that the optimum market will depend on various factors, including the energy source, the electricity that can be generated based on the available energy source, the manufacturing costs and installation costs and the price of electricity in the targeted customer's market.

2.
We also plan to continue operating our advertising business through our wholly owned subsidiaries, Ignite and Forge Marketing. We will continue to seek new clients for our integrated advertising strategies and "permission-based" electronic direct marketing services and to further explore how we can better service our existing clients. In pursuit of this, we plan to do the following:

	(a)	Build market awareness and recognition for electronic direct marketing;

	(b)	Target industries and businesses that represent the greatest potential for email marketing adoption and growth;

	(c)	Develop and present case studies to organizations in other regions and markets who could benefit from our experience;

	(d)	Research and utilize emerging relevant technologies primarily from application service providers (ASP's);

	(e)	Leverage our advertising contacts in pursuit of email marketing opportunities;

	(f)	Expand our email marketing relationships to include advertising agency opportunities; and

(g)	Pursue strategic acquisitions and alliances to access new geographic markets and to add complimentary services.

We anticipate spending approximately $5,000,000 in pursuing our plan of operations over the next twelve months. It is anticipated that the Encore Business will not generate any significant revenues over the next twelve months and we do not have significant financial resources. Accordingly, we will require substantial financing in order to fund our plan of operations. We anticipate that any financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our acquisition of Cryotherm was completed on September 30, 2003. This acquisition has been treated by us for accounting purposes as an acquisition of Cryotherm's net assets. As a result, our historical financial statements up to September 30, 2003 reflect the results of operations solely for the Forge/Ignite Business to that date. Commencing October 1, 2003, our financial statements reflect our combined operations with Cryotherm.

Results of Operations
	Three Months Ended March 31
			Percentage
	2004	2003	Inc. / (Dec.)
Revenue	$627,382	$978,600	(35.9%)
Cost of Revenue	(341,262)	(721,138)	(52.7%)
Expenses	(534,706)	(256,657)	108.3%
Net Income (Loss)	($248,586)	$806	(30,941.9%)

Revenue

For the last fiscal quarter, revenues were generated solely from the Forge/Ignite Business. We did not earn revenues from our Encore Business and there is no assurance that we will be able to do so in the future.

The decrease in our revenue over our results for the first fiscal quarter of 2003 is due to one of our major clients delaying their 2004 marketing and advertising campaigns until the Spring/Summer months.

Revenues for the Forge/Ignite Business are earned by delivering online direct marketing, promotional, and informational offers and by developing and implementing integrated marketing and advertising strategies. We charge our advertisers based upon a number of criteria including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

Revenue for the Forge/Ignite Business consists of the gross value of our billings to clients and includes the price of the advertising that we purchase from offline and online suppliers. Under marketing services contracts, we recognize the cost of the advertising we purchase for our clients as an expense and the payments we receive from our clients for this advertising as revenue. Under these arrangements, we are ultimately responsible for payment to suppliers for the cost of the advertising that we purchase.

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the second and fourth calendar quarters. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

Cost of Revenue

Cost of revenue for the Forge/Ignite Business represents the cost of advertising purchased for clients. The decrease in cost of revenue over our results for the first fiscal quarter of 2003 corresponds to the decrease in our revenue.

Operating Expenses

Our operating expenses have increased to $423,147 for the quarter ended March 31, 2004 from $245,136 for the quarter ended March 31, 2003, an increase of $178,011 or 72.6% . The increase to our operating expenses reflects the additional costs associated with the development and commercialization of our clean energy technologies for the Encore Business.

The primary component of our operating expenses continues to be salary costs. Remuneration has increased to $182,785 for the quarter ended March 31, 2004 from $162,059 for the quarter ended March 31, 2003 due to the addition of a staff member, various employee raises and an increase in our benefit plan.

Our legal and accounting expenses have increased to $60,806 for the quarter ended March 31, 2004 from $13,748 for the quarter ended March 31, 2004. The increase in legal and accounting expenses is associated with completing our obligations with respect to the acquisition of Cryotherm as well as an increased need for legal patent advice with respect to the Encore Business.

Consulting fees and computers services increased to $106,115 for the quarter ended March 31, 2004 from $13,752 for the quarter ended March 31, 2003. The increase in consulting fees and computer services were primarily the result of additional consulting costs associated with the development of our clean energy technologies for the Encore Business.

Our rent increased to $41,179 for the quarter ended March 31, 2004 from $23,574 for the quarter ended March 31, 2003. This increase is a result of moving our business offices.

Our interest expenses increased to $111,559 for the quarter ended March 31, 2004 from $11,521 for the quarter ended March 31, 2003. The increase in interest expense is primarily attributable to an increase in advances by related parties and to loans received and paid during the first quarter.

Liquidity and Capital Resources

Working Capital
			Percentage
	At Mar. 31, 2004	At Dec. 31, 2003	Inc. / (Dec.)
Current Assets	$289,171	$119,284	142%
Current Liabilities	(2,156,700)	(1,962,321)	9.9%
Working Capital Deficit	($1,867,529)	($1,843,037)	1.3%

The increase in our current assets is primarily attributable to an increase in accounts receivable.

The increase in our current liabilities is primarily attributable to increased spending as a result of our Encore Business segment for the development of our clean energy technologies and also due to our acquisition of Cryotherm.

Cash Flows
	Three Months Ended March 31
	2004	2003
Net Cash from (used in) Operating Activities	($127,075)	($136,545)
Net Cash from (used in) Investing Activities	(619)	(3,945)
Net Cash from Financing Activities	152,770	144,494
Net Increase (decrease) in Cash During Period	$12,359	($15,677)

Cash provided by financing activities for the quarter consisted of proceeds from notes payable and advances from related parties. These funds were utilized in their entirety as working capital.

We anticipate that we will require financing in the amount of $5,000,000 in order to fund our plan of operations over the next twelve months, as discussed above under "Plan of Operations." In addition, we anticipate that we will continue to require additional financing to fund the Forge/Ignite Business which continues to consume more cash in operating activities than is generated. We plan to pursue bank debt and equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next twelve months. We do not have any arrangements in place for equity financings and there is no assurance that any equity financing will be achieved. If equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

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

Risks and Uncertainties Related to the Encore Business

The Encore Business Will Incur Losses And May Never Achieve Profitability

We do not expect the Encore Business to achieve profitability in the near future and we expect to incur substantial operating losses for at least the next eighteen months. If we are unable to develop a significant revenue stream or if expenses are larger than expected, the Encore Business may never become profitable. We anticipate substantial expenditures in a number of areas, including:

  development and commercialization of prototypes;
  public demonstration of prototypes;
  marketing and promotion of the Encore Products, including building recognition of the Encorename;
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

Liquidity and Future Operations

Our plan of operations calls for significant expenses in connection with the development of our Encore Products. Our current operating funds and revenues are insignificant compared to the funding required to complete our plan of operations which will require an estimated $5,000,000 to be spent over the next 12 months developing and marketing prototypes of our Encore Products in order to accomplish our goals. As of March 31, 2004, we had cash in the amount of $12,694 and a working capital deficit of $1,867,529. Our ability to meet our obligations in the ordinary course of our operations is dependent on our ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, debt collaborative or other arrangements.

We will also require additional financing if the costs of developing our Encore Products are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of a prototype of one of our products orencounter any unexpected technical or other difficulties;
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

We May Not Be Able To Meet Our Obligations Under the Centripetal License Agreement

Our joint projects, license and consulting agreement (the "Centripetal License Agreement") with Centripetal Dynamics, Inc. ("Centripetal Dynamics") grants us exclusive rights to sell, market and distribute their TurboFlux engines and TurboFlux wind turbines in North America and the European Union for distributed power, cogeneration and waste heat recovery power generation applications. The Centripetal License Agreement calls for us to purchase all of the TurboFlux engines and wind turbines manufactured by Centripetal Dynamics in the initial 18 months of production once those products are available for sale. Our rights to the TurboFlux products beyond the initial 18 month period will be negotiated at a later date.

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

Risks Related To The Protection Of Intellectual Property Rights

Ownership of patent applications of the Cryotherm technologies invented by Robert Hunt resides with Mr. Hunt, who has licensed worldwide exclusivity to make, use and sell products based on such patent applications to us in consideration of license fees and royalties. We are relying on the patent applications of Mr. Hunt to protect our core technologies and products from competition.

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

The Encore Business Is Dependent On Key Personnel and Sub-Contractors

The success of the Encore Business depends on the abilities and continued participation of key personnel such as inventor Robert Hunt, who has been instrumental in bringing several of our technologies to their present state of development. The loss of Mr. Hunt's services could hamper the successful development of our new technologies and products. We do not have "key man" life insurance on Mr. Hunt and have no plans to obtain such insurance. Our success also depends on our ability to attract and retain additional skilled employees, vendors and sub-contractors, who can bring our patents-pending designs to market.

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

Risks and Uncertainties Related to the Forge/Ignite Business

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

Continued Development And Use Of The Internet Infrastructure Is Critical To Ignite And Forge's Ability To Offer Our Services

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

Ignite And Forge Have Limited Operating Histories

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

ITEM 3.             CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.

(a)             Exhibits And Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws, as amended (1)

10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt (1)

10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc. (1)

10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement. (1)

10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (2)

10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as exhibits to our Annual Report on Form 10-KSB, filed with the SEC on May 17, 2004, except for our bylaws, which were previously filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 13, 2002.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 15, 2003

(b)             Current Reports On Form 8-K.

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended March 31, 2004 and we have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

Dated: June 15, 2004	By:	/s/ Daniel Hunter
Daniel Hunter
Chief Executive Officer and
Chief Financial Officer