Form 10QSB
period 2004-06-30
ENCORE CLEAN ENERGY INC
filed 2004-08-13
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2004

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission File Number: 000-26047

ENCORE CLEAN ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0609891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 610 – 375 Water Street
Vancouver, British Columbia, Canada V6B 5C6
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
☒ Yes       ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,806,775 shares of common stock, $0.001 par value per share, issued and outstanding as of August 9, 2004.

Transitional Small Business Disclosure Format (check one):
Yes ☐        No ☒

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)
Consolidated Balance Sheets (unaudited)
(expressed in United States Dollars)

June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003

Assets
Current assets:
Cash	$-	$335
Accounts receivable	136,878	110,613
Prepaid expenses	15,589	8,336
	152,467	119,284
Property and equipment, less accumulated depreciation	69,989	82,986
Technology and other intangible assets	2,322,167	2,133,340

	$2,544,623	$2,335,610

Liabilities and Stockholders' Deficit
Current liabilities:
Bank indebtedness	$493	$82,447
Accounts payable and accrued liabilities	1,681,380	1,664,907
Notes payable – current portion	210,000	210,000
Loan payable	332,439	-
Lease obligation - current portion	1,116	4,967
	2,225,428	1,962,321

Due to related parties	969,299	901,647
Total liabilities	3,194,727	2,863,968

Stockholders' deficit:
Common stock	12,807	12,618
Additional paid-in capital	6,103,768	5,802,498
Deficit	(6,462,084)	(6,012,058)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(304,595)	(331,416)
Total stockholders' deficit	(650,104)	(528,358)

	$2,544,623	$2,335,610

See accompanying notes to unaudited financial statements

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)
Consolidated Statements of Operations and Deficit (unaudited)
(expressed in United States dollars)

Six months ended June 30, 2004 and June 30, 2003

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Revenue	$817,854	$582,022	$1,445,236	$1,560,622

Cost of revenue	(680,334)	(395,357)	(1,021,596)	(1,116,495)
Gross profit	137,520	186,665	423,640	444,127

Operating expenses:
Depreciation	8,272	5,876	15,414	11,424
Salaries and fringe benefits	167,199	160,423	349,987	322,482
Legal and accounting	28,808	6,334	89,614	20,082
Consulting fees and
computer services	48,744	101,430	154,859	115,182
Phones and utilities	6,149	5,115	11,855	9,468
Rent	24,720	25,195	65,899	48,769
Advertising and promotion	3,374	11,114	6,734	12,316
Other selling, general
and administrative	16,262	17,066	32,315	37,965
	303,528	332,553	726,676	577,688

Loss from operations	(166,008)	(145,888)	(303,036)	(133,561)

Other income (expenses):
Interest expense	(35,431)	(28,213)	(146,990)	(39,734)

Net loss	(201,439)	(174,101)	(450,026)	(173,295)

Deficit, beginning of period	(6,260,645)	(5,238,089)	(6,012,058)	(5,238,895)

Deficit, end of period	$(6,462,084)	$(5,412,190)	$(6,462,084)	$(5,412,190)

Net loss per common share,
basic and diluted	(0.02)	(0.33)	(0.04)	(0.33)

Weighted average common
shares outstanding, basic
and diluted	12,806,775	519,751	12,749,712	519,751

See accompanying notes to the unaudited financial statements

Encore Clean Energy, Inc.
(Formerly Forge, Inc.)
Consolidated Statements of Cash Flows (unaudited)
(expressed in United States dollars)

June 30, 2004 and June 30, 2003

	Six Months Ended
	June 30,	June 30,
	2004	2003

Cash provided by (used in):

Operations:
Net loss	$(450,026)	$(173,295)
Items not involving cash:
Depreciation	15,414	11,424
Stock based compensation	112,632	-
Changes in operating assets and liabilities:
Change in accounts receivable	(26,265)	87,958
Change in prepaid expenses	7,253	(31,532)
Change in accounts payable and accrued liabilities	16,473	446,514
Change in unearned revenue	-	(503,578)
Change in accrued salaries	-	(7,240)
Net cash used in operating activities	(324,519)	(169,749)

Cash flows used in investing activities:
Purchase of property and equipment	(2,417)	(8,988)
Disposal of assets	659	-
Net cash used in investing activities	(1,758)	(8,988)

Cash flows from financing activities:
Proceeds from loans payable	332,439	(123,221)
Repayment of lease obligation	(3,851)	(1,784)
Repayment of bank indebtedness	(81,954)	-
Proceeds from notes payable	-	5,546
Proceeds from (repayment of) advances from related parties	67,652	312,305
Net cash provided by financing activities	314,286	192,846

Effect of exchange rate on cash	11,656	(41,587)
Decrease in cash	(335)	(27,479)

Cash, beginning of period	335	50,537

Cash, end of period	$-	$23,058

Supplementary information:
Interest paid	130,587	10,933

See accompanying notes to the unaudited financial statements.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

2.     Liquidity and Future Operations:

The Company incurred a net loss in the second quarter ending June 30, 2004 and has sustained negative cash flows from operations since its inception. At June 30, 2004, the Company has negative working capital of $2,072,961. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to increase profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

3.     Basis of Presentation:

The unaudited consolidated financial statements of the Company at June 30, 2004 and for the six month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2004 are consistent with those used in fiscal 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2003 and the notes thereto.

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

6.     Loan payable:

In April 2004 the Company secured debt financing in the aggregate amount of $374,870 from HSBC Bank Canada, in the form of a $37,490 line of credit (Canadian dollar denominated line of credit of Cdn $50,000) and a $337,380 working capital loan (Canadian dollar denominated loan of Cdn $450,000). The loan financing is denominated in Canadian dollars, secured by a general security agreement, and interest is charged at HSBC's prime rate of interest plus 1.50% .

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

7.     Comprehensive Income (Loss):

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

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net loss	$201,439	$174,101	$450,026	$173,295
Other comprehensive (income) / loss: Foreign currency translation adjustment	25,989	164,721	(26,821)	263,911
Comprehensive loss	$227,428	$338,822	$423,205	$437,206

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", "Company" and "Encore" mean Encore Clean Energy, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

During the fourth quarter of our 2003 fiscal year, we acquired Cryotherm, Inc. ("Cryotherm"), a corporation that was in the business of creating and commercializing products that generate electricity without the burning of fossil fuels. We have since merged with Cryotherm under the laws of Delaware and changed our name from Forge, Inc. to Encore Clean Energy, Inc.

We are currently engaged in the following businesses:

(a)
The Encore Business : The Encore Business involves developing and commercializing proprietary "clean-energy" technologies that we have acquired through our acquisition of Cryotherm. Our plan for this segment of our business involves creating products that will be targeted at creating lower-cost, cleaner ways to generate electricity without the burning of fossil fuels. Initially, we will focus our efforts on four primary products: a Drum Jet Turbine, a Waste Heat Recovery Unit, a Vertical Axis Wind Turbine and the TurboFlux Disk Turbine (collectively, the "Encore Products"); and

(b)
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

We anticipate spending approximately $5,000,000 in pursuing our plan of operations over the next twelve months. It is anticipated that the Encore Business will not generate any significant revenues over the next twelve months and we do not have sufficient financial resources to fund the development of the Encore Products. Accordingly, we require substantial financing in order to fund our plan of operations.

As discussed below under Item 5 of Part II of this Quarterly Report on Form 10-QSB, on April 14, 2004, our wholly owned subsidiary, Ignite, obtained bank debt financing in the aggregate amount of $374,870 ($500,000 CDN) (the "Debt Financing") from HSBC Bank Canada ("HSBC"), in the form of a $37,490 ($50,000 CDN) line of credit and a $337,380 ($450,000 CDN) working capital loan. The Debt Financing was advanced in Canadian currency and has been converted to U.S. Funds for the purposes of this Quarterly Report on Form 10-QSB at the rate of 1.3338, the Company's rate of exchange as on June 30, 2004. Interest is charged on the Debt Financing at HSBC's prime rate of interest plus 1.50% . The funds obtained through the Debt Financing are being used by us as working capital.

We anticipate that any additional financing will likely be in the form of equity financing as substantial additional debt financing is unlikely to be feasible at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to continue with the development of our Encore Products. If we do not obtain the necessary financing, then our plan of operations will be scaled back according to the amount of funds available. An inability to raise the necessary financing will severely restrict our ability to complete the development and commercialization of our Encore Products. In the event that we are unable to develop and commercialize our Encore Products, we intend to focus on the Forge/Ignite Business.

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

With respect to the risks and uncertainties associated with our businesses, we advise readers to carefully review the Management's Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on May 17, 2004.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30				Six Months Ended June 30
			Percentage				Percentage
	2004	2003	Inc. / (Dec.)		2004	2003	Inc. / (Dec.)
Revenue	$817,854	$582,022	40.5%		$1,445,236	$1,560,622	(7.4%	)
Cost of Revenue	(680,334)	(395,357)	72.1%		(1,021,596)	(1,116,495)	(8.5%	)
Operating Expenses	(303,528)	(332,553)	(8.7%	)	(726,676)	(577,688)	25.8%
Net Income (Loss)	$(201,439)	$(174,101)	(15.7%	)	$(450,026)	$(173,295)	(159.7%	)

Revenue

For the last fiscal quarter, revenues were generated solely from the Forge/Ignite Business. We did not earn revenues from our Encore Business and there is no assurance that we will be able to do so in the future.

The increase in our revenue over our results for the second fiscal quarter of 2003 is primarily due to the addition of five new clients and budget increases with two existing clients during the spring/summer months.

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

Cost of Revenue

Cost of revenue for the Forge/Ignite Business represents the cost of advertising purchased for clients. The increase in cost of revenue over our results for the second fiscal quarter of 2003 is a result of the corresponding increase in our revenue.

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

Operating Expenses

The overall increase to our operating expenses during the six months ended June 30, 2004 compared to the same period ended June 30, 2003 is primarily attributable to the additional costs associated with the development and commercialization of our clean energy technologies for the Encore Business. The major components of our operating expenses are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)

Salaries and Fringe Benefits	$167,199	$160,423	4.2%	$349,987	$322,482	8.5%

Legal and Accounting Expenses	28,808	6,334	354.8%	89,614	20,082	346.2%

Consulting Fees and Computers Services	48,744	101,430	51.9%	154,859	115,182	34.4%

Rent	24,720	25,195	1.9%	65,899	48,769	35.1%

The increase in salary costs during the six months ended June 30, 2004 compared to the same period in 2003 is primarily due to the addition of a staff member and various employee raises.

The increase in legal and accounting expenses during the three and six month periods ended June 30, 2004 compared to the same periods in 2003 relate to the completion of our obligations with respect to the acquisition of Cryotherm as well as an increased need for legal and patent advice with respect to the Encore Business.

The increase in consulting fees and computer services for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily the result of additional consulting costs associated with the development of our clean energy technologies for the Encore Business.

The increase in rent during the six months ended June 30, 2004 compared to the same period in 2003 is a result of our moving business offices early in 2003.

Interest Expenses

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Interest Expenses	35,431	28,213	25.6%	146,990	39,734	269.9%

The increase in interest expenses during the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 is primarily the result of the Debt Financing acquired from HSBC as discussed below under Item 5 of Part II of this Quarterly Report on Form 10-QSB and from interest and from finance charges related to advances from related parties and loans repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At June 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$152,467	$119,284	27.8%
Current Liabilities	(2,225,428)	(1,962,321)	13.4%
Working Capital Deficit	$(2,072,961)	$(1,843,037)	12.5%

The increase in our current assets is primarily attributable to an increase in accounts receivable

The increase in our working capital deficit is primarily attributable to the increase in our current liabilities. As discussed below under Item 5 of Part II of this Quarterly Report on Form 10-QSB, on April 14, 2004, our wholly owned subsidiary, Ignite, obtained debt financing in the aggregate amount of $374,870. This debt financing consists of a line of credit and a working capital loan. The working capital loan is repayable upon demand, however HSBC has allowed us to amortize the schedule of repayments over a period of 5 years. According to this schedule, of the approximately $332,439 still outstanding, approximately $61,380 is payable within the year. However, because HSBC may demand repayment in full at any time, the full amount of the debt financing has been classified as a current liability.

Cash Flows
	Six Months Ended June 30
	2004	2003
Net Cash from (used in) Operating Activities	$(324,519)	$(169,749)
Net Cash from (used in) Investing Activities	(1,758)	(8,988)
Net Cash from (used in) Financing Activities	314,286	192,846
Net Increase (decrease) in Cash During Period	$(335)	$(27,479)

Cash provided by financing activities for the quarter consisted of proceeds from the Debt Financing acquired from HSBC, notes payable and advances from related parties. These funds were utilized in their entirety as working capital.

We anticipate that we will require financing in the amount of $5,000,000 in order to fund our plan of operations over the next twelve months, as discussed above under "Plan of Operations." In addition, we anticipate that we will continue to require additional financing to fund the Forge/Ignite Business which continues to consume more cash in operating activities than is generated. We plan to pursue additional bank debt and equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next twelve months. We do not have any arrangements in place for equity financing and there is no assurance that any equity financing will be achieved. If equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

In addition to the Debt Financing described below under Item 5 of Part II of this Quarterly Report on Form 10-QSB, we have sustained our operations to date with advances by one of our principal stockholders and these funds have been applied to finance our current operations. Our ability to meet our current obligations is dependent upon continued advances from this stockholder, upon our ability to increase our revenues while maintaining expenses and our ability to achieve additional financing. If we are unable to meet our current obligations, we may be forced to significantly scale back our business operations with the result that our ability to earn revenues and achieve profitability may be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

Debt Financing from HSBC Bank Canada

On April 14, 2004, our wholly owned subsidiary, Ignite, obtained bank debt financing in the aggregate amount of $374,870 ($500,000 CDN) (the "Debt Financing") from HSBC Bank Canada ("HSBC") in the form of a $37,490 ($50,000 CDN) line of credit and a $337,380 ($450,000 CDN) working capital loan. The Debt Financing was advanced in Canadian currency and has been converted to U.S. Funds for the purposes of this Quarterly Report on Form 10-QSB at the rate of 1.3338, the Company's rate of exchange as on June 30, 2004. The working capital loan is repayable upon demand, however HSBC has allowed us to amortize the schedule of repayments over a 5 year period. The Debt Financing earns interest at the rate of HSBC's prime rate of interest plus 1.50% . The funds obtained through the Debt Financing are being used in their entirety as working capital.

Under the terms and conditions of the Debt Financing:

  Ignite is required to obtain the prior written consent of HSBC in order to make any subsequent inter-company loans or to declare or pay dividends or other distributions to Encore.

  Ignite has executed a general security agreement granting HSBC a security interest in all of its present and after acquired personal property, including inventory, equipment and accounts receivable (collectively, the "Collateral"). The security agreement prevents Ignite from selling, transferring, assigning, leasing or encumbering the Collateral, other than sales or leases of inventory made in the ordinary course of business, without the prior written consent of HSBC.

  Certain of our directors, officers and management personnel and their family members have executed personal guarantees securing the Debt Facilities.

Encore is not a direct party to the Debt Financing arrangement with HSBC.

A copy of the credit facilities agreement and the general security agreement are attached as exhibits to this Quarterly Report on Form 10-QSB.

Proposed Business Combination

We are currently in discussions with a California based company regarding a possible business combination. The subject of these negotiations is a company engaged in the business of providing consulting and engineering services with respect to alternative methods of electricity generation. If an agreement is reached with respect to the proposed business combination, it is expected that we will issue a substantial number of shares in our common stock in exchange for shares in the common stock of the subject company. There is no assurance that an agreement will be reached.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits and Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws, as amended. (1)

10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt. (1)

10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc. (1)

10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement. (1)

10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (2)

10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)

10.6	Line of Credit By Way of Current Account Overdraft Agreement dated April 14, 2004 between HSBC Bank Canada and Ignite Communications Inc.

10.7	Demand Promissory Note issued by Ignite Communications Inc. in favor of HSBC Bank Canada.

10.8	General Security Agreement dated April 14, 2004 between HSBC Bank Canada and Ignite Communications Inc.

14.1	Code of Ethics. (1)

21.1	List of Subsidiaries. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to our Annual Report on Form 10-KSB, filed with the SEC on May 17, 2004, except for our bylaws, which were previously filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 13, 2002.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 15, 2003.

(b)     Current Reports On Form 8-K.

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended June 30, 2004 and we have not filed any Current Reports on Form 8-K since June 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

Dated: August 12, 2004	By:	/s/ Daniel Hunter Daniel Hunter Chief Executive Officer and Chief Financial Officer