Form 10QSB
period 2004-09-30
ENCORE CLEAN ENERGY INC
filed 2004-11-24
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2004

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,006,775 shares of common stock, $0.001 par value per share, issued and outstanding as of November 22, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Encore Clean Energy, Inc.
Consolidated Balance Sheets (unaudited)
(expressed in United States Dollars)

September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$77	$335
Accounts receivable	72,516	110,613
Prepaid expenses	19,298	8,336
	91,891	119,284
Property and equipment, less accumulated depreciation	66,739	82,986
Technology and other intangible assets	2,322,167	2,133,340

	$2,480,797	$2,335,610

Liabilities and Stockholders' Deficit
Current liabilities:
Bank indebtedness	$-	$82,447
Accounts payable and accrued liabilities	1,801,619	1,664,907
Notes payable – current portion	210,000	210,000
Loan payable – current portion	360,997	-
Lease obligation - current portion	-	4,967
	2,372,616	1,962,321

Due to related parties	985,912	901,647
Total liabilities	3,358,528	2,863,968
Stockholders' deficit:
Common stock	12,807	12,618
Additional paid-in capital	6,103,768	5,802,498
Deficit	(6,653,756)	(6,012,058)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(340,550)	(331,416)
Total stockholders' deficit	(877,731)	(528,358)

	$2,480,797	$2,335,610

See accompanying notes to unaudited financial statements

Encore Clean Energy, Inc.
Consolidated Statements of Operations and Deficit (unaudited)
(expressed in United States Dollars)

Nine months ended September 30, 2004 and September 30, 2003

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenue	$561,613	$713,428	$2,006,849	$2,274,050

Cost of revenue	(370,976)	(589,503)	(1,392,572)	(1,705,998)
Gross profit	190,637	123,925	614,277	568,052

Operating expenses:
Depreciation	7,194	5,843	22,608	17,267
Salaries and fringe benefits	170,767	87,894	520,754	410,376
Legal and accounting	22,407	-	112,021	19,116
Consulting fees and
computer services	46,070	70,076	200,929	186,224
Phones and utilities	5,806	1,576	17,661	11,044
Rent	26,659	14,947	92,558	63,716
Advertising and promotion	3,114	4,320	9,848	16,636
Other selling, general
and administrative	23,176	10,440	55,490	48,405
	305,193	195,096	1,031,869	772,784

Loss from operations	(114,556)	(71,171)	(417,592)	(204,732)

Other income (expenses):
Interest expense	(77,116)	(20,594)	(224,106)	(60,328)

Net loss	(191,672)	(91,765)	(641,698)	(265,060)

Deficit, beginning of period	(6,462,084)	(5,412,190)	(6,012,058)	(5,238,895)

Deficit, end of period	$(6,653,756)	$(5,503,955)	$(6,653,756)	$(5,503,955)

Net loss per common share,
basic and diluted	$(0.02)	$(0.18)	$(0.05)	$(0.51)

Weighted average common
shares outstanding, basic
and diluted	12,806,775	519,751	12,768,872	519,751

See accompanying notes to the unaudited financial statements

Encore Clean Energy, Inc.
Consolidated Statements of Cash Flows (unaudited)
(expressed in United States Dollars)

September 30, 2004 and September 30, 2003

	Nine Months Ended
	September 30,	September 30,
	2004	2003

Cash provided by (used in):

Operations:
Net loss	$(641,698)	$(265,060)
Items not involving cash:
Depreciation	22,608	17,267
Stock-based compensation	112,632	-
Changes in operating assets and liabilities:
Change in accounts receivable	38,097	165,701
Change in prepaid expenses	(10,962)	(7,923)
Change in accounts payable and accrued liabilities	136,712	274,063
Change in unearned revenue	-	(259,369)
Change in accrued salaries	-	(3,209)
Net cash used in operating activities	(342,611)	(78,530)

Cash flows used in investing activities:
Purchase of property and equipment	(6,361)	(8,485)
Net cash used in investing activities	(6,361)	(8,485)

Cash flows from financing activities:
Proceeds from loans payable	360,997	-
Repayment of lease obligation	(4,967)	(3,625)
Proceeds from (repayment of) bank indebtedness	(82,447)	81,711
Proceeds from (repayment of) advances from related parties	84,265	-
Repayment of notes payable	-	(22,205)
Issue of share capital	-	6,193
Net cash provided by financing activities	357,848	62,074

Effect of exchange rate on cash	(9,134)	(19,403)
Increase (decrease) in cash	(258)	(44,344)

Cash, beginning of period	335	50,537

Cash, end of period	$77	$6,193

Supplementary information:
Interest paid	6,425	12,494

See accompanying notes to the unaudited financial statements.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

The Company incurred a net loss in the third quarter ending September 30, 2004 and has sustained negative cash flows from operations since its inception. At September 30, 2004, the Company has negative working capital of $2,280,725. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to increase profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

3.	Basis of Presentation:

The unaudited consolidated financial statements of the Company at September 30, 2004 and for the nine month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2004 are consistent with those used in fiscal 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2003 and the notes thereto.

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

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. Basic and diluted net income (loss) per share are the same as any exercise of options or warrants would be anti-dilutive.

6.	Loan payable:

In April 2004 the Company secured debt financing in the aggregate amount of $360,997 from HSBC Bank Canada, in the form of a $38,835 line of credit (Canadian dollar denominated line of credit of Cdn $50,000) and a $322,162 working capital loan (Canadian dollar denominated loan of Cdn $450,000). The loan financing is denominated in Canadian dollars, secured by a general security agreement, and interest is charged at HSBC's prime rate of interest plus 1.50% .

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September	September 30,	September 30,	September30,
	30, 2004	2003	2004	2003

Net loss	$(191,672)	$(91,765)	$(641,698)	$(265,060)

Other comprehensive (income) /	35,955	(5,986)	9,134	257,925
loss:
Foreign currency translation adjustment

Comprehensive loss	$(227,627)	$85,779	$(650,832)	$(522,985)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operations for the next 12 months, our results of operations for the three month and nine month periods ended September 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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
The Forge/Ignite Business: Prior to our acquisition of Cryotherm, our primary business was the Forge/Ignite Business of providing "permission-based" email marketing and integrated advertising services. We continue to carry on this segment of our business through our wholly owned subsidiaries, Ignite Communications Inc. ("Ignite") and Forge Marketing Inc. ("Forge Marketing").

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

RESULTS OF OPERATIONS

Third Quarter and Six Months Summary

	Third Quarter Ended September 30				Nine Months Ended September 30
			Percentage				Percentage
	2004	2003	Inc. / (Dec.)		2004	2003	Inc. / (Dec.)
Revenue	$561,613	$713,428	(21.2%	)	$2,006,849	$2,274,050	(11.7%	)
Cost of Revenue	(370,976)	(589,503)	(37.0%	)	(1,392,572)	(1,705,998)	(18.3%	)
Operating Expenses	(305,193)	(195,096)	56.4%		(1,031,869)	(772,784)	33.5%
Net Income (Loss)	$(191,672)	$(91,765)	(108.8%	)	$(641,698)	$(265,060)	(142.0%	)

Revenue

For the last fiscal quarter, revenues were generated solely from the Forge/Ignite Business. We did not earn revenues from our Encore Business and there is no assurance that we will be able to do so in the future.

The decrease in our revenue over our results for the third fiscal quarter of 2003 is primarily due to the postponement by one of our clients of a seasonal advertising campaign and the loss of two of our clients during the summer months.

Revenues for the Forge/Ignite Business are earned by delivering online direct marketing, promotional, and informational offers and by developing and implementing integrated marketing and advertising strategies. We charge our advertisers based upon a number of criteria, including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the second and fourth calendar quarters. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

Cost of Revenue

Cost of revenue for the Forge/Ignite Business represents the cost of advertising purchased for clients. The decrease in cost of revenue over our results for the third fiscal quarter of 2003 is a result of the corresponding decrease in our revenue.

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

Operating Expenses

The overall increase to our operating expenses during the nine months ended September 30, 2004 compared to the same period ended September 30, 2003 is primarily attributable to the additional costs associated with the development and commercialization of our clean energy technologies for the Encore Business. The major components of our operating expenses are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Salaries and Fringe	$170,767	$87,894	94.3%	$520,754	$410,376	26.9%
Benefits

Legal and Accounting	22,407	-	100.0%	112,021	19,116	486.0%
Expenses

Consulting Fees and	46,070	70,076	(34.3%)	200,929	186,224	7.9%
Computers Services

Rent	26,659	14,947	78.4%	92,558	63,716	45.3%

The increase in salary costs during the nine months ended September 30, 2004 compared to the same period in 2003 is primarily due to the addition of a staff member, various employee raises and costs associated with the development and commercialization of our clean energy technologies for the Encore Business.

The increase in legal and accounting expenses during the three and nine month periods ended September 30, 2004 compared to the same periods in 2003 relate to the completion of our obligations with respect to the acquisition of Cryotherm as well as an increased need for legal and patent advice with respect to the Encore Business.

The decrease in consulting fees and computer services for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is primarily the result of the postponement of a client's campaign.

The increase in rent during the nine months ended September 30, 2004 compared to the same period in 2003 is a result of our moving business offices early in 2003.

Interest Expenses
	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Interest Expenses	77,116	20,594	274.5%	224,106	60,328	271.5%

The increase in interest expenses during the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 is primarily the result of the debt financing acquired from HSBC Bank Canada in April 2004 and from interest and from finance charges related to advances from related parties and loans repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$91,891	$119,284	(23.0%	)
Current Liabilities	(2,372,616)	(1,962,321)	20.9%
Working Capital Deficit	$(2,280,725)	$(1,843,037)	23.7%

The decrease in our current assets is primarily attributable to a decrease in accounts receivable

The increase in our working capital deficit is primarily attributable to the increase in our current liabilities. On April 14, 2004, we obtained a Canadian dollar denominated loan in the amount of Cdn $500,000 from HSBC Bank Canada ("HSBC"). The loan was advanced in the form of a Cdn $50,000 line of credit and a Cdn $450,000 working capital loan (collectively, the "Debt Financing"). The Debt Financing was advanced in Canadian dollars and has been converted to US dollars for the purpose of this Quarterly Report at the rate of 1.2875 USD/CDN, our rate of exchange as of September 30, 2004. Interest is charged on the Debt Financing at HSBC's prime rate of interest plus 1.50% . The funds obtained through the Debt Financing are being used by us as working capital. Stated in U.S. dollars, as of September 30, 2004, there was $360,997 still outstanding on the Debt Financing.

The working capital loan from HSBC is repayable upon demand, however HSBC has allowed us to amortize the schedule of repayments over a period of 5 years. According to this schedule, of the approximately $360,997 still outstanding, approximately $64,432 is payable within the next 12 month's. However, because HSBC may demand repayment in full at any time, the full amount of the debt financing has been classified as a current liability.

Cash Flows
	Nine Months Ended September 30
	2004	2003
Net Cash used in Operating Activities	$(342,611)	$(78,530)
Net Cash used in Investing Activities	(6,361)	(8,485)
Net Cash used in Financing Activities	357,848	62,074
Net Decrease in Cash During Period	$(258)	$(44,344)

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

In addition to the Debt Financing from HSBC, we have sustained our operations to date with advances by one of our principal stockholders and these funds have been applied to finance our current operations. Our ability to meet our current obligations is dependent upon continued advances from this stockholder, upon our ability to increase our revenues while maintaining expenses and our ability to achieve additional financing. If we are unable to meet our current obligations, we may be forced to significantly scale back our business operations with the result that our ability to earn revenues and achieve profitability may be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Executive Officer and Chief Financial Officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION.

Proposed Business Combination.

In our Quarterly Report on Form 10-QSB for the period ended June 30, 2004, filed with the SEC on August 13, 2004, we disclosed that we were in discussions regarding a possible business combination. These discussions have been terminated and we have no plans to resume discussions with respect to this proposed business combination.

Reports on Form 8-K.

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended September 30, 2004 and we have not filed any Current Reports on Form 8-K since September 30, 2004.

ITEM 6.	EXHIBITS

Exhibits and Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws, as amended. (1)

10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt. (1)

10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc. (1)

10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement. (1)

10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (2)

10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)

10.6	Line of Credit By Way of Current Account Overdraft Agreement dated April 14, 2004 between HSBC Bank Canada and Ignite Communications Inc. (4)

10.7	Demand Promissory Note issued by Ignite Communications Inc. in favor of HSBC Bank Canada. (4)

10.8	General Security Agreement dated April 14, 2004 between HSBC Bank Canada and Ignite Communications Inc. (4)

14.1	Code of Ethics. (1)

21.1	List of Subsidiaries. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Previously filed as exhibits to our Annual Report on Form 10-KSB, filed with the SEC on May 17, 2004, except for our bylaws, which were previously filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 13, 2002.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 15, 2003.

(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 13, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

Date: November 22, 2004	By:	/s/ Daniel Hunter

Daniel Hunter
Chief Executive Officer and Chief Financial Officer