Form 10KSB
period 2004-12-31
ENCORE CLEAN ENERGY INC
filed 2005-05-17
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
  ☒   Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2004

  ☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ________________ to ________________

COMMISSION FILE NUMBER 000-26047

ENCORE CLEAN ENERGY, INC.
(Name of small business issuer in its charter)

DELAWARE	65-0609891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 610 – 375 Water Street
Vancouver, BC Canada	V6B 5C6
(Address of principal executive offices)	(Zip Code)

(604) 801-5566
Issuer's telephone number

Securities registered under Section 12 (b) of the Exchange Act:	NONE.

Securities registered under Section 12 (g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $2,633,850

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $1,536,109 based on an average of the bid price of $0.20 and ask price of $0.35 of the common stock on May 12, 2005.

As of March 31, 2005, the Registrant had 13,386,975 shares of common stock with a par value of $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-KSB constitute "forward-looking statements." These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “Company” and “Encore” mean Encore Clean Energy, Inc. unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

ITEM 1.                 DESCRIPTION OF BUSINESS.

CORPORATE DEVELOPMENT

We were originally incorporated on May 12, 1995 under the laws of the State of Florida.

On May 13, 2002, we incorporated a wholly owned subsidiary under the laws of the State of Delaware and merged with that subsidiary in order to change our state of jurisdiction to Delaware. As part of the merger, we changed our name to “Forge, Inc.”

From 2002 until October of 2003, we were primarily engaged in the business of providing integrated advertising and electronic direct marketing (“eDirect Marketing”) services.

The Acquisition Of Cryotherm

Effective October 28, 2003, we completed the acquisition of a 100% interest in Cryotherm, Inc. (“Cryotherm”), a Delaware corporation in the business of creating and commercializing products for generating electricity without the burning of fossil fuels. On December 1, 2003, we merged with Cryotherm under the laws of Delwaware and changed our name to Encore Clean Energy, Inc.

To complete the acquisition, the outstanding shares, options and warrants of Cryotherm were exchanged for shares, options and warrants of Encore, based on a conversion ratio of 0.2345679 Encore shares for each Cryotherm share issued or issuable. Our acquisition of Cryotherm was completed pursuant to a purchase agreement and plan of reorganization dated July 28, 2003 between us, Cryotherm and the principal shareholders of Cryotherm who then held approximately 74.95% of the outstanding common shares of Cryotherm.

In connection with the Cryotherm acquisition, we also converted $840,000 of our liabilities into 4,200,000 shares of our common stock pursuant to cancellation of indebtedness agreements that we entered into with certain of our creditors. These cancellation of indebtedness agreements were completed effective September 30, 2003 concurrent with the acquisition of the initial 97.5% interest in Cryotherm.

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

On closing, our directors appointed Lawrence M. Shultz and James E. Gayle to our Board of Directors. On December 1, 2003 we merged with Cryotherm under the Delaware General Corporation Law and changed our name to Encore Clean Energy, Inc.

World, Wind and Water Energy LLC

In January of 2005, we entered into a joint venture with The Abell Foundation, Inc. (the “Abell Foundation”) and Mr. Hunt to further develop Mr. Hunt’s Vertical Axis Wind Turbine (“VAWT”) technology. In order to pursue this joint venture, World, Wind and Water Energy LLC (“World, Wind and Water”) was formed under the laws of Delaware. Pursuant to the Limited Liability Company Agreement for World, Wind and Water (the “LLC Agreement”), we currently own a 60% interest in World, Wind and Water, with Mr. Hunt owning a 30% interest and the Abell Foundation owning the remaining 10% interest.

Pursuant to the LLC Agreement, we obtained a 60% interest in World, Wind and Water in exchange for assigning to World, Wind and Water all of our right, title and interest to three patent pending technologies that we had licensed from Mr. Hunt. These three technologies form the basis of the VAWT. Mr. Hunt obtained his 30% interest in World, Wind and Water by similarly assigning his right, title and interest to the three technologies to World, Wind and Water.

The Abell Foundation obtained its 10% interest in World, Wind and Water by agreeing to make a capital contribution of $100,000, payable in installments. The first installment, totaling $50,000 (the “First Installment”), was delivered by the Abell Foundation upon execution of the LLC Agreement. The remaining $50,000 may be contributed by the Abell Foundation in one or more additional installments. At its sole discretion, the Abell Foundation may refuse to provide any capital contributions in excess of the First Installment, in which case, the Abell Foundation’s interest in World, Wind and Water will be reduced pro rata to the amount actually contributed by them. If, within 30 days after receiving a written request from us and Mr. Hunt, the Abell Foundation chooses not to provide World, Wind and Water with contributions in excess of the First Installment and the Abell Foundation has not otherwise purchased additional interests in the LLC such that their interest falls below 10%, title to the three technologies will be returned to Mr. Hunt and our license rights to those technologies will be restored.

The Abell Foundation (www.abell.org), based in Baltimore, Maryland was established over half a century ago. The Abell Foundation's mission is to enhance the quality of life in Baltimore and the surrounding region, with particular emphasis on education, health and human service and economic development. Through its grant-making and research reports, the Abell Foundation's focus includes addressing complex challenges to break the cycles of urban poverty. Today, the Abell Foundation places a high priority on creating solutions that are both innovative and ensure accountability. In pursuing its mission, the Abell Foundation invests in companies that create jobs in Baltimore and promote various social objectives, including renewable energy.

Mr. Hunt is the inventor of most of the technologies that form the basis of our clean energy business. Mr. Hunt acts as one of our principal consultants and is one of our principal shareholders.

DESCRIPTION OF BUSINESS

We are currently engaged in the following businesses:

(a)	The business of creating and commercializing products that generate electricity without burning fossil fuels (the “Encore Business”); and

(b)	The provision of “permission-based” eDirect Marketing and integrated advertising strategies services through our wholly owned subsidiary Ignite Communications Inc. (the “Ignite Business”).

THE ENCORE BUSINESS

Through our clean energy business, we are working to develop new technologies for harnessing the worlds untapped energy resources. These untapped energy resources include solar thermal energy, geothermal energy, ocean thermal energy, hydro river tidal energy, rooftop wind energy, industrial waste heat energy and vehicle exhaust heat energy.

The Encore Products

We are currently working to develop the following products (the “Encore Products”):

Waste Heat Recovery Unit – The HeatSeekerTM

We are currently working with various suppliers who have been contracted to assist us with the design and fabrication of a sophisticated waste heat recovery unit called the HeatSeekerTM. The HeatSeekerTM is designed to utilize waste heat exhaust gases, hot water or steam to generate electricity.

The HeatSeekerTM Vapor-Driven Hydraulic (VDH) Power Cycle and combined cycle engine is a new vapor power technology with the potential to augment and improve the operating efficiencies of conventional nuclear and coal-fired Rankine Cycle steam power plants, diesel engines and gasoline internal combustion engines by more fuel-efficiently and cost-effectively converting low or high temperature waste heat resources into high flow-rate high-pressure hydraulic streams that can power hydraulic pumps, motors, generators, vehicle drive-trains, heavy-lift hydraulic cylinders, pistons and other industrial hydraulic machinery

Conventional coal-fired and nuclear powered Rankine Cycle steam powered electricity-generating facilities have been the mainstay of electric power generation for over 100 years. They burn fuel to generate heat and boil water. This produces high pressure steam vapor that is then expanded through a steam turbine to turn an electric generator. As the steam expands, it cools, with the cooled steam escaping as exhaust. In this way, the heat energy of the steam is essentially converted by the turbine into mechanical energy that is then used to generate electricity. The greater the temperature differential between the incoming steam and the outgoing exhaust, the greater the energy consumed by the process. Most nuclear, coal-fired and single-stage natural gas fired power plants waste a lot of boiler and turbine exhaust heat that the HeatSeekerTM is being designed to recover and utilize.

The HeatSeekerTM utilizes low or high temperature waste heat as combustion-heat to boil a working fluid and produce a high pressure vapor bubble within a pressure vessel. This vapor bubble then displaces and pushes out of the vessel a controllable flow of high-pressure hydraulic fluid. The resulting high-pressure hydraulic steam utilizes the multiplication effect of hydraulics to power a high torque hydraulic motor, generator or vehicle drive train.

We believe that the Heat Seeker will be able to augment and improve the operating efficiencies of conventional nuclear and coal-fired Rankine steam power plants and industrial facilities by harnessing their currently untapped waste heat resources. We also hope to develop a scaled-down version in order to convert low-temperature natural solar heat as well as higher-temperature natural gas combustion-heat (to be connected to a property’s natural gas-fired water heater) to generate on-site off-grid or grid-connected distributed power.

In March of 2005, we conducted testing of the first generation HeatSeekerTM prototype. This test demonstrated that we were able to produce a large amount of mechanical energy with very little energy consumption or waste. During this test, we were able to generate a driving force of 20 gallons per minute of hydraulic fluid at 300 p.s.i. of hydraulic pressure with a temperature differential of only 25° F and a Carnot efficiency of only 4.6% . The Carnot efficiency is a measure of the amount of energy input used to generate the energy output. A lower percentage indicates that a lower energy input was necessary to create a given energy output. A Carnot efficiency of only 4.6% means that very little energy was lost or used to generate the output energy. Conventional power plants typically have a Carnot efficiency of 10%. The test was considered to be an overall success, although some operational difficulties arose that we believe can be readily overcome. These difficulties were essentially limited to minor mechanical malfunctions and problems associated with the durability of the materials used to construct the first generation prototype. We plan to address these issued when constructing the second generation prototype.

We intend to begin construction of the second generation prototype for the HeatSeekerTM shortly. Once we have constructed a fully functional prototype of the HeatSeekerTM, of which there is no assurance, we intend to invite industry representatives to Mr. Hunt’s facility in Pass Christian, Mississippi in order to demonstrate the potential benefits of this technology.

We intend to market the HeatSeekerTM by soliciting strategic partnerships with engineering, procurement and construction (“EPC”) companies, operations and maintenance (“O&M”) companies and geothermal facility owners in order to up-sell our waste heat recovery technology to retro-fit existing power plant facilities. We intend to market the HeatSeeker'sTM potential to increase electricity output, increase efficiency, lower operating costs, lower pollution intensity and increase profits.

We also plan to develop a version of the HeatSeekerTM which can be used at ocean thermal energy conversion (“OTEC”) facilities. We are currently developing a version of the HeatSeekerTM for OTEC applications in association with the Abell Foundation and its affiliate, Sea Solar Power International, Inc.

In the future, we also hope to develop a compact HeatSeekerTM for motor vehicle applications that would be able to harness the energy contained in exhaust heat. Due to the engineering challenges inherent in developing the HeatSeekerTM as a compact, high power-density system for motor vehicles, we intend to seek strategic partnerships with automobile manufacturers, fuel cell developers and major hydraulic construction equipment manufacturers.

Rankine Cycle Liquid Pump Elimination Process - The EliminatorTM

We are currently working with various suppliers who have been contracted to assist us with the design and fabrication of a sophisticated Rankine Cycle liquid pump elimination process called the EliminatorTM.

We believe that the EliminatorTM, which was initially developed as an improvement to the HeatSeekerTM, can be retrofitted onto nuclear and coal-fired power plants around the world to significantly improve power plant output while significantly reducing power plant emissions-intensity.

In a conventional Rankine-Cycle electricity generating system, the working fluid most commonly used is water, though other liquids can also be used. In the Rankine Cycle, fossil fuels are usually burned to generate heat and boil water. This produces steam which expands to produce work, such as turning a turbine, that in turn turns a generator to produce electricity. The hot exhaust vapor expelled from the turbine is then cooled to condense it back into a liquid that is pumped back into the boiler to be vaporized all over again, repeating the cycle.

When retrofitted to existing power plants and boilers, the EliminatorTM is being designed to replace an entire process that is required by the Rankine Cycle – pumping liquid phase working fluid from the condenser that is at low pressure into the vaporizer that is at high pressure by use of an electric pump.

The EliminatorTM innovatively uses a series of specialized tanks and valves that can replace the liquid pump for a Rankine Cycle by providing a mechanism to accomplish liquid transfer at equalized pressure, thus allowing the heat exchangers to run at constant temperature and pressure without the need for a liquid pump in the cycle.

By eliminating the parasitic energy load of the electric pump in a Rankine system, the EliminatorTM is designed to enable Rankine-based power plants to increase their power outputs by recovering usable energy that would normally go to powering large electric pumps to raise the pressure of the condensed fluid high enough to overcome the back pressure of the vaporizer in order for the liquid to enter the vaporizer for heating.

A prototype of the EliminatorTM has been outfitted on the first generation HeatSeekerTM prototype and testing and development of the EliminatorTM is being conducted in conjunction with the HeatSeekerTM.

High Torque Kinetic Energy Turbines – the SideWinderTM and the RiverBankTM

Through our joint venture vehicle, World, Wind and Water, we are constructing operational prototypes of a unique patent pending high-torque kinetic energy turbine that is being configured to harness clean, renewable energy in two ways:

1.	The SideWinderTM VAWT, harnessing the power of the wind; and

2.	The RiverBankTM hydro-turbine, harnessing the tidal power of flowing water.

This new turbine design harnesses kinetic energy using large flat “shutters” that open, like a sail, to create a large surface area that can capture the force being exerted by on-coming wind or water. As the open shutter is pushed by the energy of the wind or water flow, it rotates the turbine shaft, producing high-torque rotational energy to drive a generator. When the shutter snaps open from the force of the wind or water flow, hydraulic cylinders connecting the shutters pump pressurized hydraulic fluid, producing high-pressure hydraulic energy which can power a separate hydraulic motor to boost the rotation and efficiency of the turbine. As the open shutter rotates away from the wind or water flow, the shutter closes, like a clam-shell, lowering its profile like an aerodynamically-balanced airplane wing to reduce drag resistance along the drag-side of the rotation into the wind. The shutters are connected in pairs with the lower shutter extending downward as the connected upper shutter rises. These pairs are geared together, which allows the weight of the lower shutter to lift the upper shutter as it falls. Very little wind or hydro force is required to actuate the shutter system.

The SideWinderTM VAWT is designed to generate electricity from low-speed winds and in locations and applications that conventional propeller-type wind turbines cannot cost-effectively function such as the rooftops of retail stores, malls, office buildings and industrial facilities. We envision SideWinderTM units being able to generate on-site electricity on existing cellular telephone towers, electrical transmission towers, outdoor signs, freestanding lighting and be utilized to replace old and inefficient conventional wind turbines in older existing wind farms.

The RiverBankTM hydro turbine is also currently being designed for testing utilizing the same basic principles as the SideWinderTM. However, the RiverBankTM is expected to be able to generate 40 times more power than its sister product because water is over 775 times more dense than air.

In conventional “impoundment” hydro-power systems, water is stored behind a dam in a reservoir. Potential energy (or the "stored" energy in a reservoir) becomes kenetic energy (or moving energy) as water is released by the dam. This is then converted into mechanical energy in a power plant, which is then turned into electrical energy. Water pressure (from the weight of the water and gravity) forces the water through a penstock and onto the blades of a turbine, which spins to generate electricity – hydro-electricity.

Where hydro-electric dams are impractical, many locales worldwide use conventional floating “power barges” which are equipped with steam turbine or diesel engine generators that burn diesel fuel, gasoline or heavy fuel oil to generate power. These barge-based fossil fuel power plants pollute the local environment and are costly to maintain because of the need to re-supply each power barge with a continuous supply of increasingly costly fossil fuels.

Our RiverBankTM hydro turbines are being designed to harness the natural energy contained in the water flow of a river. It is designed to generate electricity from the kinetic energy present in naturally flowing water rather than the potential energy from the stored water in conventional hydro-electric dams. It is hoped that the system will be able to operate in rivers, man-made channels, tidal waters, or ocean currents. Many rivers around the world have speeds high enough to generate sufficient power. Water flow with a speed of one meter per second (approximately 2.2 miles per hour), such as can be found in the Nile River, contains an energy density of 500 watts per square meter. At the northern headwaters of the Mississippi River, the average surface speed of the water is nearly 1.2 miles per hour. In New Orleans in the month of February, the speed of the Mississippi averages 3 miles per hour. Even with its low slope, the currents of the Amazon River can be very strong, with speed ranging from 0.5 to 1.5 meters per second (approximately 1.1 to 3.4 miles per hour) at low water, while in some areas current speeds can reach as high as 3 meters per second (approximately 6.7 miles per hour).

Conceptually, a floating RiverBankTM hydro power barge could be towed on a river and moored to a dock or bridge. The barge would be a “run of the river” hydroturbine system that could harness a portion of the available tidal energy and convert it into mechanical shaft power to drive a pump or generate electricity that could be sold directly onshore.

World, Wind and Water is in the process of developing and constructing prototypes of the SideWinderTM and RiverBankTM for testing under scalable conditions in order to verify the costs and operating predictions for these technologies.

Drum Jet Turbine

In early 2004, the Company engaged in extensive development work on our Drum Jet Turbine, however, we have currently placed our development plans for this project on hold in order to focus our resources on the development of the SideWinderTM, the RiverBankTM, the HeatSeekerTM and the EliminatorTM. The Drum Jet Turbine was designed to be used in high pressure gas wells and pipelines where it can potentially be installed to generate electricity from pressure drops occurring within those wells and pipelines.

The Drum Jet Turbine is designed to convert the pressure reduction occurring in a gas pipeline or a natural gas engine into rotational energy used to power a generator and create electricity. In the pipeline application, a high pressure gas or dual phase mixture of liquid and gas enters into the Drum Jet Turbine through a hollow shaft running through the Turbine’s center. The gas or mixture then passes through vortex channels inside a rotor within the Turbine. The kinetic energy of the high pressure gas or mixture causes the rotor to spin as it passes through the vortex channels to the outer circumference of the rotor. The gas or mixture then exits the Turbine at a lower downstream pressure. By connecting a generator to the shaft connected to the rotor, electricity can be generated.

In early 2004, we completed assembly of a third-generation two-foot diameter prototype of our Drum Jet Turbine. We then tested a prototype unit on a gas well in Louisiana with a major gas well operator. The testing involved the installation of the prototype Drum Jet Turbine on a gas well and monitoring of its performance. The purpose of the test was to demonstrate the viability of the technology for gas field energy recovery applications and to provide engineering and performance data required to advance development to a stage where a commercial Drum Jet Turbine unit can be specified and built. This test was only partially successful due to unforeseen design problems with this unit when tested under actual well pressure conditions. In the future, we plan to make further modifications to the Drum Jet Turbine and conduct additional testing.

TurboFlux Disk Turbine

Through our acquisition of Cryotherm, we also obtained licensing rights to the TurboFlux Disk Turbine from Centripetal Dynamics, Inc. (“Centripetal Dynamics”). Although we still own licensing rights to the TurboFlux Disk Turbine, we do not intend to engage in any development work on this product in the foreseeable future as we will be focusing our resources on the development of the SideWinderTM, the RiverBankTM, the HeatSeekerTM and the EliminatorTM.

Planned Distribution of Energy Products

Each of the Encore Products is currently in the developmental and prototype stages and we have not yet developed any commercially marketable models of our Encore Products. Consequently, we do not yet have a network in place for the distribution of the Encore Products.

In the event that we are successful in commercializing the Encore Products, we may lease them through financing arrangements where the up-front capital cost of the product will be borne by us or by a third party finance company. Currently, we have no such financing arrangements in place and there are no assurances that in the future such financing arrangements will be in place. We may manufacture directly or sub-license territorial rights to manufacture or sell each such demonstrated technology to leading companies in the field-of-use impacted by such technology, or alternatively form joint ventures co-owned by us to exploit such technology in a given territory with a partner.

Once we have developed fully functioning and commercially marketable models of our Encore Products, we intend to sell, lease or rent our turbines and other devices for the generation of emissions-free electricity that may earn Renewable Energy Certificates and Carbon-Emissions Credits and to pursue the development of other products incorporating our proprietary clean energy technologies. We may also enter into operating and service agreements with customers, whereby the customer will receive full service of the product at a reasonably-priced monthly rate. The objective will be to provide the customer with a known operating cost in advance of purchase for budgeting purposes.

Market for Clean Energy Products

After years of debate, there are an increasing number of scientists, governments, industrial leaders and average citizens who believe that global warming is real and it is caused by man-made industrial processes from the burning of fossil fuels to power our vehicles and factories.

Many experts believe that the world definitely has a climate change emissions problem that is causing long-term economic and health related consequences of continued fossil energy consumption. Many foresee catastrophic social, environmental, economic and health-related consequences in the future if alternative, cleaner methods of energy production are not developed and utilized to meet the growing population needs of our global economy for energy to power our modern, digital society.

Whether or not climate-change is real, we believe that five converging global market trends indicate that the market demand for and acceptance of clean energy technologies will continue to increase in the coming years:

1.
Population Growth - According to the UN median fertility estimates, the world population is expected to increase by over 30%, from today’s number of roughly 6 billion people to over 8 billion people by 2020. The global consumer class in industrialized nations today numbers over 1.7 billion consumers, with these numbers rapidly increasing due to the emergence of the consumer class in China and India. Such population growth will likely increase demand for and stress supply of water, energy, raw materials and manufactured products beyond current industrial capabilities.

2.
Growing Demand For Electricity - According to the International Atomic Energy Agency (IAEA), world electricity demand is projected to double between 2000 and 2030, growing at an annual rate of 2.4% and requiring an investment in new energy-supply infrastructure and equipment worldwide of over $16 trillion, or $550 billion per year. Two-thirds of the increased energy demand will come from developing countries (such as Latin America), where demand for new energy-generating equipment will climb by over 4% per year, more than tripling its current need for new energy equipment by 2030.

3.
Kyoto Protocol’s Environmental Mandates - Implementation of the Kyoto Protocol is establishing a new world order of both emissions trading and clean development mechanisms (“CDM”s) which mandate industrial signatories to either spend money on reducing their global warming emissions at home by installing clean energy generating technologies in power plants, refineries and factories or purchasing green house gas (“GHG”) emissions-credits from developing countries (such as Latin America) by investing in their local solar, wind, geothermal and industrial waste heat recovery projects.

4.
U.S. State & Federal Adoption of REC Incentives and RPS Requirements – Although the United States is not a signatory to the Kyoto Protocol, local, state and federal laws and regulations are nonetheless encouraging and helping to finance the adoption of clean energy technologies by implementing renewable energy certificate (“REC”) emissions-credits trading programs and passing renewable portfolio standards (“RPS”) which mandate that a certain percentage of electricity sold in a given state should come from clean, renewable energy resources.

5.
Price of Oil Rising Because Demand Is Outstripping Supplies – With OPEC oil ministers predicting that oil prices could reach $80 per barrel in the near future due to fears of supply disruption, and growing demand from China and India, the rising price of oil and other energy supplies may begin to negatively impact the economies of industrialized nations and emerging countries alike, forcing responsible governments and local utilities to increase their use of alternative energy resources such as those being developed by the Company. If, as many expect, world oil production peaks within the next 20 to 40 years, then more customers will be competing for ever depleting supplies, further putting upward pressure on energy prices.

THE IGNITE BUSINESS

Prior to the acquisition of Cryotherm, our primary business was the provision of “permission-based” eDirect Marketing and integrated advertising services. During 2004, we continued to carry on this advertising business through our wholly owned subsidiaries, Ignite Communications Inc. (“Ignite”) and Forge Marketing Inc. (“Forge”). This segment of our business is our only significant source of revenues and our plan is to continue operating our advertising business in order to assist in financing the development of our clean-energy products.

On February 1, 2005, we merged the operations of Forge into Ignite as the Ignite eDirect Marketing Division. Ignite continues to offer integrated advertising strategies and eDirect Marketing services to a number of clients. Ignite’s services include the creation, integration and execution of both online and traditional advertising strategies, the design, delivery, tracking and analysis of targeted "one-to-one" e-mail campaigns, customized loyalty programs and comprehensive list management/brokerage packages.

INTELLECTUAL PROPERTY RIGHTS

We do not own any significant intellectual property rights related to the Ignite Business. We have not registered any of our trademarks and we have not applied to register any of our trademarks. We may in the future apply to register trademarks for our Encore Products in the future, however there can be no assurances that we will do so.

Our rights to the technologies underlying each of the Encore Products are held by us through a license agreement with inventor Robert D. Hunt, one of our principal consultants and shareholders, dated May 20, 2003 (the “Hunt License Agreement”). In addition, we continue to hold licensing rights to Centripetal Dynamic’s TurboFlux Disk Turbine, however we do not intend to spend resources on the development of this product in the foreseeable future.

The Hunt License Agreement

Under the Hunt License Agreement, we have acquired exclusive worldwide license rights to the following patent pending technologies (collectively, the “Hunt Technologies”):

PATENT NUMBER	DATE OF PATENT	PATENT NAME
Provisional Patent No. 60/452,119	February 28, 2003	Hydraulic or Pneumatic Sail Mechanism – Improved Method of Power Generation, Refrigeration, Pumping and Compression from Wind Energy, Wave Energy, or Water Current Energy via the use of Sails Constructed of Electronically Rotatable and Extendable Shutters to Reduce Drag and to Increase Power
Provisional Patent No. 60/439,514	January 13, 2003	Methods and Apparatus to Generate Useful Power, Refrigeration, and Heating from Harnessing the Potential Energies of Position Via the Continuous Placement or Formation of Bodies of Mass to Create Mass Differentials, Caused by the Gravitational Pull of the Earth, that Are Immediately Converted to Kinetic Energies of Motion in a Cycle
Provisional Patent No. 60/432,740	December 13, 2002	Drum Jet Turbine with Counter – Rotating Ring and Method of Manufacture
Provisional Patent No. 60/424,070	November 7, 2002	Thermoelectric / Photovaltaic Solar Power Module, Having a Rankine Vapor Power Cycle to Provide Heat Rejection for the Module that Produces Additional Power Output
Provisional Patent No. 60/417,134	October 10, 2002	Hybrid Combusion Engine having an Internal Thermoelectric Vaporizer that Produces DC Electrical Current and Produces High Pressure Vapor for a Low-Boiling-Point-Liquid Power Cycle
Provisional Patent No. 60/417,128	October 10, 2002	Hydrogen and Oxygen Production via a Lift Force Provided by Hydrogen and Oxygen Gases Generated via Electrolysis at Substantial Depth
Provisional Patent No. 60,410,441	September 16, 2002	Multi-Fuel Drum Jet Turbine Engine, Having an Internal Rotating Combustor
Provisional Patent No. 60/400,870	August 5, 2002	Air-Lift Drum Jet Turbine
Provisional Patent Application No. 60/397,445	July 22, 2002	Drum Jet Turbine, Drum Jet Turbo-Alternator, Drum Jet Hydro- Turbine, or High Temperature Super-Conducting Drum Jet Turbo-Alternator Powered by High Pressure Cryogen or Cryogenic Vapor

PATENT NUMBER	DATE OF PATENT	PATENT NAME
Provisional Patent Application No. 60/391,539	June 26, 2002	Dual Solar Energy Via Use of Multi-Stage Vapor Power Cycles, Using Multi-Refrigerants and Partial Pressure Refrigeration, with Hydrogen Production Via Electrolysis of Water and Hydrogen Energy Storage Via a Hydrogen and Oxygen Battery
Provisional Patent Application No. 60/384,788	June 3, 2002	Multi-Stage, Multi-Refrigerant Working Fluid Vapor Cycle, Power Piston Thermal Engine, Having Internal Heat Rejection Using Partial Pressure Refrigeration
Provisional Patent Application No. 60/384,126	May 30, 2002	Self-Powered Partial Pressure Refrigeration / Heating Cycle, Having Separation of the Pressure Equaling Gas from the Refrigerant Via Advanced Membrane Technology
Provisional Patent Application No. 60/381,374	May 17, 2002	Partial Pressure Refrigeration / Heating Cycle
Provisional Patent Application No. 60/381,075	May 14, 2002	Kinetic Energy Vapor Power Cycle with Internal Heat Rejection Via Absorption Cooling Using Anhydrous Gases
Provisional Patent Application No.60/376,412	May 1, 2002	Improved Thermoelectric Vaporizer, Thermoelectric Generator, or Thermoelectric Cooler by Use of Vacuum Sealed Thermoelectric Modules and by Use of New Thermoelectric Materials
Provisional Patent Application No. 60/375,666	April 29, 2002	Multi-Cycle, High Torque, High-Pressure Boundary Layer Drag Assisted, Rotary Vane Turbine, Turbo-Compressor, Turbo- Pump, Hydro-Turbine, Turbo-Motor, Turbo-Torque Converter, or Turbo-Alternator, Pressure Equalization Via Hydraulic Fluid Seals
Provisional Patent Application No. 60,366,168	March 21, 2002	The Production of Electrical Power from the Kinetic Energy and Geothermal Heat of a Natural Gas Well, Using a High-Speed Rotary Vane Turbo-Alternator, and Low Cost Method of Liquefying High-Pressure Natural Gas
Provisional Patent Application No. 60,360,421	March 1, 2002	High-Speed, Boundary Layer Drag Assisted, Rotary Vane Turbine, Turbo-Compressor, Turbo-Pump, Hydro-Turbine, or Turbo-Alternator
Provisional Patent Application No. 60,354,676	February 6, 2002	Kinetic Vapor Cycle Power Generator with Automated Pressure Balancing System
Patent Application No. jc903 U.S. PTO 09/906,951	July 16, 2001	Method of Enhanced Heat Extraction from a Geothermal Heat Source for the Production of Electricity Thermoelectrically and Mechanically Via the High-Pressure Injection of a Cryogen into a U-Tube or Open Tube Heat Exchanger within a Geothermal Heat Source, such as a Producing or Depleted Oil Well or Gas Well, or such as a Geothermal Water Well, or such as Hot Dry Rock; and, Method of Air Lift Pumping Water; and, Method of Electrolyzing the Water into Hydrogen and Oxygen Using the Electricity Generated

PATENT NUMBER	DATE OF PATENT	PATENT NAME
Patent Application No. jc821 U.S. PTO 09/888842	June 26, 2001	The Production of Electricity Via the High-Pressure Injection of a Cryogen into a Geothermal Thermoelectric Generator within a Geothermal Heat Source, such as a Producing or Depleted Oil Well or Gas Well, or such as a Geothermal Water Well, or such as Hot Dry Roc
Application No. jc978 U.S. PTO 09/873983	June 4, 2001	Cryogen Production Via a Cryogenic Vapor Driven Power Piston for use in a Cryogenic Vapor Powered Vehicle with Rotary Vane Motors Attached to the Axles of the Vehicle next to the Vehicle’s Four Wheels, Using a Heat Source such as Solar Heat, Heat of Compression (Heat Pump or Air Compressor, etc.) or Heat of Friction (as Formed by an Electric Generator) or Chemical Heat, or Heat Formed by Electrical Resistance, Heat of Combustion, etc. to Generate High-Pressure, High-Kinetic Energy Cryogenic Vapor
Application No. jc996 U.S. PTO 09/877781	June 11, 2001	Thermoelectric Vaporizer for the Efficient Generation of Electricity Thermoelectrically and for the Simultaneous Vaporization of a Cryogen
Application No. jc1002 U.S. PTO 09/883,466	June 18, 2001	Method of Cryogen Production and Thermoelectric Solid-State Electric Power Generation whereby the Thermal Energy of the Atmosphere is Directly Converted to Electrical Power and whereby the Thermal Energy of the Atmosphere is used to Produce High-Energy Cryogenic Vapor Capable of Performing Substantial Work and Pure Water is Produced from Water Vapor within the Atmosphere
Application No. 09/774,110	January 31, 2001	The Burning of Disassociated Water as a Direct Fuel Via a Hydrogen Thermolysis Reactor

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

2.
We have agreed to purchase 3,000,000 of Mr. Hunt’s shares of Cryotherm’s common stock (now 703,704 shares of Encore’s common stock) for an aggregate price of $300,000 upon the completion, delivery and successful testing of any prototype of a VAWT, drum jet turbine or energy well power system product. Purchase of these shares is payable out of 5% of the cash proceeds, if any, received by us from the issuance of our common stock or any instrument convertible into common stock made after the prototype demonstration.

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

In January of 2005, we issued a convertible note to Mr. Hunt in satisfaction of all amounts accrued and owing to him under the Hunt License Agreement up to December 31, 2004. The convertible note was issued in the principal amount of $375,000 with interest payable at a rate of 6% per annum beginning on January 1, 2007, and maturing on December 31, 2009.

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

In connection with our entry into the World, Wind and Water joint venture with Mr. Hunt and the Abell Foundation, we assigned all of our license rights to the following patents to World, Wind and Water in exchange for our 60% interest in the limited liability company:

Patent Number	Date of Patent	Patent Name
U.S. Provisional Application No. 60/452,119	March 6, 2003	“Hydraulic or pneumatic sail mechanism – Improved method of power generation, refrigeration, pumping, and compression from wind energy, wave energy, or water current energy, via the sue of sails constructed of electronically controlled rotatable and extendable shutters to reduce drag and to increase power”
U.S. Provisional Application No. 60/500,362	September 3, 2003	“Self-Actuated Horizontal Wind Shutters For a Vertical Axis Wind Turbine”
International Patent Application No. PCT/US2004/007369	March 6, 2003	“Hybrid Wind and Solar Powered Turbine; Hydro-Turbine; Air Compressor; Hydraulic Pump; Air or Hydro-Propeller, having Pivotable Shutters on a Rotating Disk”

In the event that the Abell Foundation does not provide the full $100,000 in funding to World, Wind and Water and does not otherwise earn a 10% interest in the joint venture, all of our license rights to these products will be restored.

The Centripetal License Agreement

Cryotherm entered into a joint projects, license and consulting agreement (the “Centripetal License Agreement”) with Kenneth Hicks and Centripetal Dynamics dated July 1, 2003, which was amended on December 10, 2003. As Cryotherm’s successor, we have assumed all of Cryotherm’s rights and obligations under the Centripetal License Agreement. Under the Centripetal License Agreement, we were granted exclusive rights to sell, market and distribute Centripetal Dynamics’ TurboFlux engines and TurboFlux wind turbines in North America and the European Union for distributed power, cogeneration and waste heat recovery power generation applications. Although we still hold our licensing rights under the Centripetal License Agreement, we have no plans to work on the development of the TurboFlux products in the foreseeable future.

COMPETITIVE BUSINESS CONDITIONS

Competitive Business Conditions for the Encore Business

The energy business in general is an extremely large market sector and is extremely competitive. However, in the growing clean energy area, no one company has emerged as a stand alone clean energy leader. We feel that, as traditional sources of energy such as oil, gas and coal deplete becoming more expensive, industry and consumers alike will turn to and even demand renewable forms of energy on a large scale. Many companies such as Encore are emerging to fill this anticipated demand. We believe that as the market grows, competition for our systems will increase with larger better financed companies entering the marketplace.

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

EXISTING IGNITE CLIENT BASE IS CONCENTRATED

Three clients for our advertising services currently account for over 61% of our revenues. The loss of any of these clients would significantly damage our revenue base and opportunities for growth. We cannot guarantee that these clients will remain with us or that we will be able to access new clients to replace them. We are attempting to expand our advertising and email marketing services to the energy industry through the Encore Business and its access to potential clients in the oil, gas and electrical utility sectors.

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

Government Regulations Affecting the Ignite Business

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

ENVIRONMENTAL LIABILITY

There are no significant environmental risks associated with the Ignite Business.

The Encore Business exposes us to the risk that harmful substances, if any, may escape into the environment and cause substantial damages or injuries.

We plan to test some of our prototype products in power plants, factories, oil and gas and pipeline facilities which involve high pressure chemical, and oil and gas operations. Accordingly, our energy operations may expose us to possible liability for investigation and clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws. Under some of these environmental laws, it is also possible that we could be exposed to environmental risks and liabilities resulting from the actions of our customers, even if we are not at fault. We could be materially and adversely affected by an uninsured or partially insured claim.

EMPLOYEES

We currently have 10 full-time salaried employees.

ITEM 2.                 DESCRIPTION OF PROPERTY.

Under an operating lease expiring on December 31, 2005, we lease 6,500 square feet of space at Suite 610-375 Water Street, Vancouver, British Columbia at a cost of $121,614 for the year ended December 31, 2004 and $99,644 for 2005.

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

ITEM 4.                 SUBMISSIONS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during our fiscal year ended December 31, 2004.

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

	2004		2003

	High	Low	High	Low

First Quarter ended March 31	$1.12	$0.45	$0.11	$0.10
Second Quarter ended June 30	$0.45	$0.35	$0.20	$0.08
Third Quarter ended September 30	$0.50	$0.15	$2.00	$0.10
Fourth Quarter ended December 31	$0.75	$0.13	$2.50	$0.83

The transfer agent for our securities is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania.

DIVIDENDS

No cash dividends have been declared with respect to our common stock since inception. We are not likely to pay any dividends in the foreseeable future. We intend to reinvest any earnings in our operations.

Our Articles of Incorporation provide that, subject to any preferential rights granted to any series of our preferred stock, the holders of our common stock shall be entitled to receive dividends when declared by our board of directors out of the funds legally available for such purpose. We have not issued any series of preferred shares and no preferential rights have been attached to any of our preferred shares. The Delaware General Corporation Law provides that dividends may be properly paid out of any stockholders surplus, or if such surplus does not exist, then out of the net profits for the fiscal year in which the dividend is declared and/or the previous fiscal year.

REGISTERED HOLDERS OF OUR COMMON STOCK

At March 31, 2005, there were 156 holders of record of 13,386,975 shares of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

RECENT SALES OF UNREGISTERED SECURITIES

On February 11, 2002, a terminated employee exercised options which had been granted to him under the terms of our 1999 Equity Compensation Plan. These options were to purchase 4.687 shares of our common stock at a price of $0.100 per share. The issuance of these shares was made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

On September 30, 2003, we completed a private placement of 4,200,000 shares of our common stock pursuant to Regulation S promulgated under the Securities Act, on the basis that each of the recipients of these shares were not “U.S. Persons”, as defined in Regulation S. The 4,200,000 shares were issued in exchange for the cancellation of indebtedness in the aggregate amount of $840,000. As discussed below, of these shares, 655,000 shares were issued to each of Daniel B. Hunter and Donald James MacKenzie, two of our directors and officers, in exchange for cancellations of indebtedness in the amount of $131,000 owed to each of them.

On September 30, 2003, we issued an aggregate of 7,403,197 shares of our common stock to the former shareholders of Cryotherm who had executed the acquisition agreement or joinder agreements as of that date. We received as consideration 97.5% of the issued and outstanding shares of Cryotherm’s common stock. Effective October 28, 2003, we issued a further 188,827 shares of our common stock in order to acquire the remaining 2.5% of Cryotherm’s issued and outstanding common stock. We issued these shares of our common stock to the former shareholders of Cryotherm in reliance of Rule 506 of Regulation D promulgated under the Securities Act on the basis that each of the former shareholders of Cryotherm represented to us that they were “Accredited Investors,” as defined in Rule 501 of Regulation D.

On September 30, 2003, we issued warrants to purchase an aggregate of 29,322 shares of our common stock, expiring on June 30, 2005, in exchange for warrants to acquire an aggregate of 125,000 shares of Cryotherm’s common stock. Warrants were issued to purchase 17,593 shares at a price of $0.4263 per share, including warrants to purchase 8,796 shares issued to Kenneth Rickel, one of our principal shareholders. Warrants to purchase 11,729 shares were issued at an exercise price of $1.0658 per share. Each of these warrants was issued in reliance of Rule 506 of Regulation D of the Securities Act on the basis that the recipients of these warrants represented to us that they were “Accredited Investors,” as defined in Rule 501 of Regulation D.

On September 30, 2003, we issued options to acquire an aggregate of 324,877 shares of our common stock in exchange for options to acquire an aggregate of 1,385,000 shares of Cryotherm’s common stock. These options have different expiration dates ranging from June 26, 2005 to August 5, 2015. These options are exercisable at a price of $0.4263 per share and were issued in reliance of Rule 506 of Regulation D of the

Securities Act on the basis that such option holders represented to us that they were “Accredited Investors,” as defined in Rule 501 of Regulation D.

On December 10, 2003, we issued to Ken Hicks warrants to purchase 116,667 shares of our common stock at a price of $0.85 per share in exchange for Centripetal Dynamics granting to us exclusive rights to the TurboFlux engine for Saudi Arabia. These warrants expire on December 31, 2005 and were issued in reliance of Rule 506 of Regulation D on the basis that Mr. Hicks had previously represented to us, in connection with the Cryotherm acquisition, that he was an “Accredited Investor,” as defined in Rule 501 of Regulation D.

As discussed below, on December 12, 2003, we issued to Kenneth Rickel warrants to purchase 166,667 shares of our common stock at a price of $0.60 per share, expiring on December 31, 2005. These warrants were granted to Mr. Rickel as partial consideration for extending the due date of a promissory note issued to Mr. Rickel by Cryotherm. These warrants were issued in reliance of Rule 506 of Regulation D on the basis that Mr. Rickel had previously represented to us, in connection with the Cryotherm Acquisition, that he was an “Accredited Investor,” as defined in Rule 501 of Regulation D.

On December 31, 2003, we completed the sale of 195,000 units by way of a private placement pursuant to Regulation S, on the basis that each of the recipients of these units were not “U.S. Persons”, as defined under Regulation S. Each unit was sold for USD $1.00 and each unit consisted of one share and one share purchase warrant exercisable for three (3) years from closing, at a price of USD $1.50 per share. Upon effectiveness of any registration statement, we will have the right to require the subscriber to exercise their warrants during the thirty day period following the date on which our common stock has traded at a minimum price of at least $2.00 per share for ten consecutive trading days at a minimum volume of 25,000 shares per day. If the warrants are not exercised during this period, then the warrants will terminate.

Effective on January 14, 2005, we issued a convertible note to Robert D. Hunt in the principal amount of $375,000 with interest payable at a rate of 6% per annum, beginning on January 1, 2007 and maturing on December 31, 2009 (the “Convertible Note”). The terms of the Convertible Note provide that, at any time prior to the payment of the Convertible Note in full, Mr. Hunt may convert the principal balance and any accrued and unpaid interest into shares of our common stock at a conversion price of $0.50 per share. The Convertible Note was issued to Mr. Hunt in settlement of all amounts accrued and owing to Mr. Hunt under the Hunt License Agreement up to December 31, 2004. The Convertible Note was issued pursuant to Rule 506 of Regulation D on the basis that Mr. Hunt has previously represented to the Company that he is an “Accredited Investor,” as defined in Rule 501 of Regulation D.

Effective on February 18, 2005, we issued 50,000 shares of our common stock in consideration for the agreement by a consulting company to provide us with consulting services related to financial public relations and business development. These shares were issued in reliance on section 4(2) of the Securities Act on the basis that the issuance of these shares did not involve a public offering.

ITEM 6.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the next twelve months includes the following elements:

1.
We will continue the research and development of our Encore Products. Initially we plan to focus on the continuing development and commercialization of the HeatSeekerTM waste heat recovery unit, the EliminatorTM Rankine Cycle liquid pump elimination process, the SideWinderTM VAWT and the RiverBankTM hydro turbine. In pursuit of this, we:

(a)
will pursue the development and testing of our HeatSeekerTM , EliminatorTM , SideWinderTM and RiverBankTM prototypes on various applications. We anticipate that the development and testing programs for these products will continue for the foreseeable future. The results of these testing programs will be used to further refine the product designs and identify the optimal sizes and configurations for various commercial and consumer applications.

(b)
will refine our marketing and sales program for each of the products. The anticipated costs of manufacturing each product will be analyzed using the final designs and specifications for each. These costs will be used to develop a business model for various applications. The business models will be analyzed in order to identify the optimum target market for each of the products. We anticipate that the optimum market will depend on various factors, including the energy source, the electricity that can be generated based on the available energy source, the manufacturing costs and installation costs and the price of electricity in the targeted customer’s market. If we are able to develop fully functional prototypes of any of our Encore Products, of which there is no assurance, we intend to invite industry representatives to Mr. Hunt’s facility located in Pass Christian, Mississippi in order demonstrate the potential benefits of those technologies.

2.
We also plan to continue operating our advertising business through our wholly owned subsidiary, Ignite Communications, Inc. We will continue to seek new clients for our integrated advertising strategies and “permission-based” eDirect Marketing services and to further explore how we can better service our existing clients. In pursuit of this, we plan to do the following:

	(a)	Build market awareness and recognition for Ignite eDirect Marketing;

	(b)	Target industries and businesses that represent the greatest potential for both email marketing adoption and traditional advertising growth;

	(c)	Develop and present case studies to organizations in other regions and markets who could benefit from our experience;

	(d)	Research and utilize emerging relevant technologies primarily from application service providers (ASP’s);

	(e)	Leverage our advertising contacts in pursuit of Ignite eDirect Marketing opportunities;

	(f)	Pursue strategic acquisitions and alliances to access new geographic markets and to add complimentary services.

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. This amount is in excess of our current cash reserves and anticipated revenues for that period. It is anticipated that the Encore Business will not generate any significant revenues over the next twelve months and we do not anticipate earning sufficient income from the Ignite Business to fund our development plan for the Encore Business. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

Currently, we do not have any firm financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with the development of our Encore Products. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to complete the development and commercialization of our Encore Products. In the event that we are unable to develop and commercialize our Encore Products, we intend to focus on the Ignite Business.

RESULTS OF OPERATIONS

Our acquisition of Cryotherm was completed on September 30, 2003. This acquisition has been treated by us for accounting purposes as an acquisition of Cryotherm’s net assets. As a result, our historical financial statements up to September 30, 2003 reflect the results of operations solely for the Ignite Business to that date. Commencing October 1, 2003 our financial statements reflect our combined operations with Cryotherm.

Summary of Results
	Year Ended December 31
			Percentage
	2004	2003	Increase /
			(Decrease)
Revenue	$2,633,850	$2,858,341	(7.9%)
Cost of Revenue	(1,753,065)	(2,167,077)	(19.1%)
Operating Expenses	(3,883,360)	(1,756,422)	121.1%
Other Income and Expenses	(377,320)	151,995	(348.2%)
Net Loss	$(3,379,895)	$(913,163)	270.1%)

Revenue

For the last fiscal year, revenues were generated solely from the Ignite business. We did not earn revenues from the Encore Business during the last fiscal year and there is no assurance that we will be able to earn revenue from that business in the near future.

Our revenues for the year ended December 31, 2004 decreased by 7.9% from the fiscal year ended December 31, 2003.

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

Cost of Revenue

Our cost of revenue decreased by 19.1% for the year ended December 31, 2004. This decrease in cost of revenue is reflective of the decrease in our revenues over the same period.

Cost of revenue for the Ignite Business represents the cost of advertising purchased for clients. The decrease in cost of revenue from our results for the third fiscal quarter of 2003 is a result of the corresponding decrease in our revenue.

Revenue for the Ignite Business consists of the gross value of our billings to clients and includes the price of the advertising that we purchase from offline and online suppliers. Under marketing services contracts, we recognize the cost of the advertising we purchase for our clients as an expense and the payments we receive from our clients for this advertising as revenue. Under these arrangements, we are ultimately responsible for payment to suppliers for the cost of the advertising that we purchase.

Operating Expenses
	Year Ended December 31
			Percentage
	2004	2003	Increase /
			(Decrease)
Salaries and Fringe Benefits	$691,836	$663,873	4.2%
Consulting Fees and Computer Services	539,503	679,825	(20.6%)
Legal and Accounting	198,909	130,851	52.0%
Phones and Utilities	19,085	38,201	(50.0%)
Rent	121,614	97,769	24.4%
Advertising and Promotion	13,085	23,195	(43.6%)
Other Selling, General and Administrative	98,850	100,607	(1.7%)
Technology Write-Down	2,174,882	Nil	100%
Depreciation	25,596	22,101	15.8%
Total Expenses	$3,883,360	$1,756,422	121.1%

We recorded a 121.1% increase in our operating expenses during the 2004 fiscal year. This increase is attributable to the fact that we recorded a write-down in the carrying value of the Hunt Technologies of $2,174,882. This write-down was done in order to reflect our inability to predict future cash flows related to the Hunt Technologies due to the long-term development period for the technology. Net of this write-down, our operating expenses for the year ended 2004 were $1,708,478, which is a decrease of 2.7% from our total operating expenses for the 2003 fiscal year.

Interest Expenses
	Year Ended December 31
			Percentage
	2004	2003	Increase /
			(Decrease)
Interest Expenses	$382,320	$226,005	69.2%

The increase in interest expenses during the year ended December 31, 2004 as compared to the same period in 2003 is primarily the result of the debt financing acquired from HSBC Bank Canada in April 2004 and from interest and finance charges related to advances from related parties and loans repaid during the period.

Liquidity and Capital Resources
			Percentage
	At December 31,	At December 31,	Increase /
	2004	2003	(Decrease)
Current Assets	$144,651	$119,284	21.3%
Current Liabilities	(3,182,031)	(2,078,580)	53.1%
Working Capital Surplus (Deficit)	$(3,037,380)	$(1,959,296)	(55.0%)

Cash Flows
	Year Ended December 31
	2004	2003
Net Cash used in Operating Activities	$(757,474)	$(588,645)
Net Cash provided by (used in) Investing Activities	(4,240)	3,034
Net Cash from Financing Activities	703,320	620,516
Effects of Changes in Foreign Exchange Rate	58,059	(85,107)
Net Increase (Decrease) in Cash During Period	$(335)	$(50,202)

The increase in our working capital deficit is primarily attributable to the fact that we recorded a substantial increase to our current liabilities during the 2004 fiscal year. Our accounts payable and accrued liabilities increased by $301,015 or 18.6% and the current portion of our amounts due to related parties increased by $488,971 or 131.6% . In addition, in April, 2004, we obtained a Canadian dollar denominated loan and line of credit in the aggregate amount of $500,000 CDN (approximately $415,975 USD) (the “Debt Financing”). Interest is charged on the Debt Financing at HSBC’s prime rate of interest, plus 1.50% . The funds from the Debt Financing are being used by us as working capital. As at December 31, 2004, there was $371,688 USD outstanding on the Debt Financing.

The increase in our current liabilities occurred largely as a result of the fact that our revenues from the Ignite Business were insufficient to finance our operations during the 2004 fiscal year.

Cash provided by financing activities for the quarter consisted of proceeds from the Debt Financing acquired from HSBC, notes payable and advances from related parties. These funds were utilized in their entirety as working capital.

We anticipate that we will require financing in the amount of $2,000,000 in order to fund our plan of operation over the next twelve months. In addition to financing our development plans for the Encore Products, we anticipate that we will continue to require additional financing to fund the Ignite Business which continues to consume more cash in operating activities than is generated. We plan to pursue additional bank debt and equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operation for the next twelve months. We do not have any arrangements in place for equity financing and there is no assurance that any equity financing will be achieved. If equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

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

CRITICAL ACCOUNTING POLICIES

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 to the consolidated financial statements included in this Annual Report.

Foreign currency:

The functional currency of the operations of the Company’s wholly owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheet dates with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of loss and reported as foreign currency translation adjustment (which is included in accumulated other comprehensive loss in stockholders’ equity).

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

During the year ended December 31, 2004, the carrying value of $2,174,882 relating to the Hunt Technologies and related intangible assets was written off to reflect our inability to reliably predict future cash flows due to the long-term development period for the technology.

RISKS RELATED TO OUR BUSINESS

Risks Related To the Encore Business

The Encore Business Will Incur Losses And May Never Achieve Profitability

We do not expect the Encore Business to achieve profitability in the near future and we expect to incur substantial operating losses for at least the next twelve months. If we are unable to develop a significant revenue stream or if expenses are larger than expected, the Encore Business may never become profitable. We anticipate substantial expenditures in a number of areas, including:

•	development and commercialization of prototypes;
•	public demonstrations of prototypes;
•	marketing and promotion of the Encore Products, including building recognition of the Encore name;
•	establishing an operating infrastructure, including management and administrative personnel.

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

Liquidity and Future Operations

Our plan of operation calls for significant expenses in connection with the development of our Encore Products. Our current operating funds and revenues are insufficient to complete our plan of operation which will require an estimated $2,000,000 to be spent over the next 12 months developing and marketing prototypes of our Encore Products in order to accomplish our goals. As of December 31, 2004, we had no cash and a working capital deficit of $3,037,380. Our ability to meet our obligations in the ordinary course of our operations is dependent on our ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, debt collaborative or other arrangements.

We will also require additional financing if the costs of developing our Encore Products are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	we incur unexpected costs in completing the development of a prototype of one of our products or encounter any unexpected technical or other difficulties;
•	we incur delays and additional expenses as a result of technology failure;
•	we are unable to create a substantial market for our products; or
•	we incur any significant unanticipated expenses.

We are working to obtain sufficient working capital from external sources in order to continue operations and meet our plan of operation. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful. Failure to generate sufficient cash flow will require us to amend or reduce our operations and could adversely affect our ability to meet our plan of operation.

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

A Market For The Encore Products And Services May Not Develop Or We May Be Unable To Achieve Market Acceptance

Our technologies and products represent an emerging market, and we are unable to provide assurances that our targeted customers and markets will accept our technologies or will purchase our products and services in sufficient quantities to achieve profitability. If a significant market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop products, we may be unable to meet our operational expenses and we may be unable to achieve profitability. The development of a suitable market for our technologies and products may be impacted by many factors which are out of our control, including:

•	the cost competitiveness of our products and services;
•	the cost and availability of alternative products and services;
•	customer reluctance to try new products or services;
•	regulatory requirements; and
•	the emergence of newer, more competitive technologies and products.

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

We have only recently moved into the clean energy business and we have limited experience operating in this business. As of December 31, 2004 we had no cash and a working capital deficit of $3,037,380. We will need to generate significant revenues to achieve profitability, which may not occur. Our limited operating history makes it difficult to forecast future operating results. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Risks Related to the Forge/Ignite Business

Our Existing Ignite Client Base Is Concentrated And The Loss Of A Major Client Would Be Difficult To Replace

Three advertising clients currently account for over 61% of our revenues. The loss of any of these clients would significantly damage our revenue base and opportunities for growth. We cannot guarantee that these clients will remain with us or that we will be able to access new clients to replace them.

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

Failure To Safeguard Member Privacy Could Affect The Ignite Reputations Among Consumers.

An important feature of the Ignite eDirect advertising and marketing strategies is our ability to capture list member profiles on behalf of our clients. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. Usage of our marketing program could decline if any well-publicized compromise of security occurred. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

For Ignite To Remain Competitive, We Must Keep Pace With Technological Changes In Our Industry

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

Continued Development And Use Of The Internet Infrastructure Is Critical To Ignite’s Ability To Offer Our edirect Services

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

Government Regulation And The Legal Uncertainties Of Doing Business On The Internet Could Negatively Impact The Ignite eDirect Business

Laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the cost of communicating on the internet and negatively affect the demand for our eDirect Marketing solutions or otherwise harm our business. Laws and regulations may be adopted covering issues such as user privacy, pricing, libel, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and direct marketing medium.

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

The Ignite Business Is Dependent on Key Personnel

The success of our Ignite Business depends on the abilities and continued participation of key personnel. The loss of any of our key employees, consultants or sub-contractors could hamper the development and continued operation of our Ignite Business and could have a substantial adverse affect on the Company as a whole.

Ignite’s Operating History

We have a limited operating history upon which to evaluate our business strategies and performance. Losses throughout our operating history makes it difficult to forecast future operating results. We cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7.                 FINANCIAL STATEMENTS.

Index to Financial Statements:

1.	Auditors’ Report;

2.	Audited Financial Statements for the years ended December 31, 2004 and December 31, 2003, including:

	a.	Consolidated Balance Sheets as at December 31, 2004 and December 31, 2003;

	b.	Consolidated Statements of Operations for the years ended December 31, 2004 and December 31, 2003;

	c.	Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the years ended December 31, 2004 and December 31, 2003;

	d.	Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003; and

	e.	Notes to Consolidated Financial Statements.

Audited Consolidated Financial Statements of

Encore Clean Energy, Inc.

Years ended December 31, 2004 and 2003

kpmg

KPMG LLP
Chartered Accountants
St. Andrew’s Square II	Telephone (250) 480-3500
800-730 View Street	Telefax (250) 480-3539
Victoria BC V8W 3Y7	www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Encore Clean Energy, Inc.

We have audited the accompanying consolidated balance sheets of Encore Clean Energy, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Clean Energy, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in accordance with U.S. generally accepted accounting principles.

The consolidated financial statements as of December 31, 2003 and for the year then ended have been restated from that previously presented as explained in note 8(g).

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

/s/ KPMG LLP

Chartered Accountants

Victoria, Canada

April 19, 2005

Encore Clean Energy, Inc.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2004 and 2003

	2004	2003
		(restated -
		note 8(g))
Assets

Current assets:
Cash and cash equivalents	$-	$335
Accounts receivable	131,736	110,613
Prepaid expenses	12,915	8,336
	144,651	119,284
Property and equipment (note 6)	68,432	82,986
Technology and other intangible assets (note 5(b))	-	2,133,340

	$213,083	$2,335,610

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank indebtedness	$20,713	$82,447
Accounts payable and accrued liabilities (note 8)	1,920,650	1,619,635
Credit facility (note 7)	371,688	-
Due to related parties - current portion	860,502	371,531
Capital lease obligations - current portion	8,478	4,967
	3,182,031	2,078,580

Due to related parties (note 8)	961,503	925,388
Capital lease obligations (note 9)	5,253	-
Total liabilities	4,148,787	3,003,968

Stockholders’ deficit (note 10):
Common stock	13,007	12,618
Additional paid-in capital	6,069,053	5,802,498
Deficit	(9,531,953)	(6,152,058)
Accumulated other comprehensive loss	(485,811)	(331,416)
Total stockholders’ deficit	(3,935,704)	(668,358)

Commitments (note 8 and 13)
	$213,083	$2,335,610

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

	2004	2003
		(restated -
		note 8(g))

Revenue	$2,633,850	$2,858,341

Cost of revenue	(1,753,065)	(2,167,077)
Gross profit	880,785	691,264

Operating expenses:
Salaries and fringe benefits	691,836	663,873
Consulting fees and computer services	539,503	679,825
Legal and accounting	198,909	130,851
Phones and utilities	19,085	38,201
Rent	121,614	97,769
Advertising and promotion	13,085	23,195
Other selling, general and administrative	98,850	100,607
Technology write-down (note 5)	2,174,882	-
Depreciation	25,596	22,101
	3,883,360	1,756,422

Loss from operations	(3,002,575)	(1,065,158)

Other income (expense):
Interest and bank charges	(382,320)	(226,005)
Gain on conversion of debt	5,000	378,000
	(377,320)	151,995

Net loss	$(3,379,895)	$(913,163)

Net loss per common share, basic and diluted	$(0.26)	$(0.26)

Weighted average common shares outstanding,
basic and diluted	12,858,291	3,500,503

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc.
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(Expressed in United States dollars)

Years ended December 31, 2004 and 2003 (restated - note 8(g))

				Accumulated
		Additional		other
	Common	paid in		comprehensive	Stockholders’
	stock	capital	Deficit	income (loss)	deficit

Balance at December 31, 2002	$520	$3,645,386	$(5,238,895)	$(14,695)	$(1,607,684)

Stock-based compensation	-	397,637	-	-	397,637
Conversion of shareholder loans
(4,200,000 shares)	4,200	457,800	-	-	462,000
Issued on 97.5% acquisition of Cryotherm:
7,403,197 Shares	7,403	806,949	-	-	814,352
29,322 Warrants	-	89	-	-	89
324,877 Options	-	132	-	-	132
Private placement for cash (195,000 shares)	195	194,805	-	-	195,000
Exercise of stock options (300,000 shares)	300	299,700	-	-	300,000
Components of comprehensive loss:
Net loss	-	-	(913,163)	-	(913,163)
Foreign exchange translation adjustment	-	-	-	(316,721)	(316,721)
Comprehensive loss					(1,229,884)
Balance at December 31, 2003
(restated (note 8(g))	12,618	5,802,498	(6,152,058)	(331,416)	(668,358)

Stock-based compensation	-	175,402	-	-	175,402
Acquisition of remaining 2.5% of Cryotherm
(188,827 shares)	189	41,353	-	-	41,542
Exercise of stock options (100,000 shares)	100	24,900	-	-	25,000
Common stock issued for services
(100,000 shares)	100	24,900	-	-	25,000
Components of comprehensive loss:
Net loss	-		(3,379,895)	-	(3,379,895)
Foreign exchange translation adjustment	-	-	-	(154,395)	(154,395)
Comprehensive loss					(3,534,290)
Balance at December 31, 2004	$13,007	$6,069,053	$(9,531,953)	$(485,811)	$(3,935,704)

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

	2004	2003
		(restated -
		note 8(g))
Cash provided by (used in):

Operations:
Net loss	$(3,379,895)	$(913,163)
Items not involving cash:
Depreciation	25,596	22,101
Gain on conversion of debt	(5,000)	(378,000)
Stock-based compensation	175,402	397,637
Technology write-down	2,174,882	-
Common stock issued for legal services	25,000	-
Loss on disposal of equipment	1,582	-
Changes in operating assets and liabilities:
Accounts receivable	12,624	239,023
Prepaid expenses	3,924	(9,697)
Accounts payable and accrued liabilities	208,411	681,869
Unearned revenue	-	(628,415)
Net cash used in operating activities	(757,474)	(588,645)

Cash flows used in investing activities:
Purchase of property and equipment	(4,240)	(3,159)
Cash acquired on acquisition (note 2)	-	6,193
Net cash provided by (used in) investing activities	(4,240)	3,034

Cash flows from financing activities:
Principal payments of obligations under capital leases	(12,657)	(8,049)
Proceeds from issuance of stock	-	195,000
(Decrease) increase in bank indebtedness	(61,734)	82,447
Repayments of credit facility	(44,286)	(202,686)
Increase in credit facility	415,974	-
Increase in advances from related parties	406,023	553,804
Net cash provided by financing activities	703,320	620,516

Effect of changes in foreign exchange rate on cash balances	58,059	(85,107)
Decrease in cash and cash equivalents	(335)	(50,202)

Cash and cash equivalents, beginning of year	335	50,537

Cash and cash equivalents, end of year	$-	$335

Supplementary information:
Interest paid	$290,757	$190,950
Income taxes paid	-	-
Non-cash transactions:
Issue of common stock for services	25,000	-
Exercise of options	25,000	300,000
Issue of common stock for repayment of debt	-	840,000
Acquisition of equipment under capital leases	18,105	-
Issue of common stock on acquisition of 2.5% of Cryotherm	41,542	-

See accompanying notes to consolidated financial statements.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

1.	The Company and description of business:

Encore Clean Energy, Inc. (the “Company”) is an integrated advertising strategies and “permission-based” email marketing service. The Company’s advertising services include the design, delivery, tracking, and analysis of targeted “one-on-one” email campaigns, customized loyalty programs, comprehensive list management/brokerage packages and the creation, integration and execution of both online and traditional advertising strategies. The Company is also researching and developing commercial products that generate electricity without burning fossil fuels.

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

On October 28, 2003, Encore Clean Energy, Inc. (“Encore”) completed the acquisition of Cryotherm, Inc. (“Cryotherm”), a Delaware corporation, in exchange for common shares of Encore. The outstanding options and warrants of Cryotherm were also exchanged for options and warrants of Encore based on a conversion ratio of 0.23456789 Encore options for each Cryotherm option and warrant. In addition, certain shareholder advances of Cryotherm in the aggregate principal amount of $450,000 became convertible at the option of the holder into an aggregate of 633,333 shares of Encore.

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

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

2.	Corporate transactions (continued):

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

In conjunction with the acquisition of Cryotherm, $840,000 of Encore’s shareholder loans were converted into 4,200,000 common shares, at an effective price of $0.20 per share. As the market price at the measurement date was $0.11 per share, a gain of $378,000 resulted from this conversion.

On February 24, 2004, the Company purchased the remaining 2.5% of the net assets of Cryotherm in exchange for 188,287 common shares of the Company.

On December 17, 2004, the World, Wind and Water Energy LLC, a Delaware company, was formed with three founding partners. In return for 60% ownership of the LLC, the Company has agreed to transfer to the LLC all of its license rights to a related party’s patented Vertical Axis Wind Turbine (“VAWT”) technology invention. The new World, Wind and Water Energy LLC was formed for the purpose of developing larger working prototypes of the VAWT invention and ultimately to manufacture and market the resulting energy-producing devices. Finalization of the shareholder agreement is still in process as at April 19, 2005.

3.	Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At December 31, 2004, the Company has negative working capital of $3,037,380. For the year ended December 31, 2004, the Company has used $757,474 cash in operating activities. At December 31, 2004, the Company has a total stockholders’ deficit of $(3,935,704).

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

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

3.	Liquidity and future operations (continued):

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

The Company earns revenue by charging fees for sending targeted email and for providing integrated marketing and advertising solutions. Revenue is recognized in accordance with contractual arrangements, which generally is when email is transmitted and services are performed. Amounts received prior to services being performed are recorded as unearned revenue.

	(d)	Cash and cash equivalents:

Cash and cash equivalents are defined as all highly liquid marketable securities with original maturities of three months or less at the date of acquisition.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

4.	Significant accounting policies (continued):

	(e)	Foreign currency:

The functional currency of the operations of the Company’s wholly owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheet dates with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of loss and reported as foreign currency translation adjustment (which is included in accumulated other comprehensive loss in stockholders’ equity).

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

The annual rates used to compute depreciation on a declining balance basis are as follows:

Asset	Rate

Office furniture and fixtures	20%
Computer hardware	30%

(g)	Technology and other intangible assets:

Technology and other intangible assets consist of designs and related patents of alternative energy technology acquired from Cryotherm.

(h)	Capital lease obligations:

The asset carrying value and amount of the capital lease obligations recorded at the beginning of the lease term are calculated based upon the present value of the minimum lease payments. Assets under a capital lease are depreciated at the same rates as other property and equipment.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

4.	Significant accounting policies (continued):

	(i)	Financial instruments and concentration of risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and obligations under capital leases. At December 31, 2004 and 2003, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments. The Company does not require collateral for accounts receivable, but does evaluate customer creditworthiness and establishes allowances as necessary based on management estimates of collectibility.

Credit facility is stated at its exchange values, which approximates fair value due to their short-term maturity and market rates of interest.

Amounts due to related parties are stated at their exchange values. The fair value is not determinable due to the nature of the payable and the lack of a ready market to assess their value.

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

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

4.	Significant accounting policies (continued):

	(k)	Stock-based compensation:

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

	2004	2003

Loss, as reported	$(3,379,895)	$(913,163)
Add back stock-based compensation, as reported	52,347	397,636
Less stock-based compensation, under fair value method	(52,347)	(526,675)
Loss for the year - pro forma	(3,379,895)	(1,042,202)
Basic loss per share	(0.26)	(0.26)
Basic loss per share - pro-forma	(0.26)	(0.30)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	240%	189%
Risk-free interest rate	1.19%	1.31%
Expected life of options	1 year	1 year

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

4.	Significant accounting policies (continued):

	(l)	Net loss per share:

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

4.	Significant accounting policies (continued):

(n) Comparatives:

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

(o) Recent accounting pronouncements:

In December 2004 and revised April 2005, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and requires the fair value of all stock-based compensation arrangements, including options granted to employees and directors, being recognized as an expense in a company’s financial statements are opposed to supplemental disclosure in the notes to the financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123 is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

5.	Acquisition of Cryotherm, Inc.:

The fair value of the net assets of Cryotherm acquired on September 30, 2003, as described in note 2, was as follows:

Assets:
Cash	$6,193
Property and equipment	3,226
Technology and other intangible assets	2,133,340
Leasehold interest	8,419
Total assets	2,151,178

Liabilities:
Accounts payable	307,932
Interest payable	58,200
Due to stockholder	310,473
Current portion of notes payable to stockholders	210,000
Long-term portion of notes payable to stockholders	450,000
Total liabilities	1,336,605

Net assets acquired, being fair value assigned to shares:
7,403,197 Shares	814,352
29,322 Warrants	89
324,877 Options	132

$814,573

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

5.	Acquisition of Cryotherm, Inc. (continued):

During 2004, the Company purchased the remaining 2.5% of the net assets of Cryotherm in exchange for 188,287 common shares of the Company. The fair value of the shares issued of $41,542 has been assigned to technology and other intangible assets for accounting purposes.

The fair values of the consideration paid for the net assets of Cryotherm were determined as follows:

	(a)	Common shares: as a percentage of market value at the measurement date; and

	(b)	Warrants and options: fair value at the measurement date determined using the Black- Scholes pricing model with the following input factors:

	Options	Warrants

Expected dividend yield	0%	0%
Expected stock price volatility	31%	31%
Risk-free interest rate	1.31%	1.31%
Expected life (years)	1.80	3.0

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

During the year ended December 31, 2004, the carrying value of $2,174,882 relating to Cryotherm technology and related intangible assets was written off to reflect the inability of management of the Company to reliably predict future cash flows due to the long-term development period for the technology.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

6.	Property and equipment:

		Accumulated	Net book
2004	Cost	depreciation	value
Office furniture and fixtures	$151,503	$115,623	$35,880
Computer hardware	197,735	165,183	32,552
	$349,238	$280,806	$68,432

		Accumulated	Net book
2003	Cost	depreciation	value
Office furniture and fixtures	$138,665	$96,452	$42,213
Computer hardware	183,316	142,543	40,773
	$321,981	$238,995	$82,986

The cost and accumulated depreciation of assets under capital lease included in office furniture and fixtures is $40,946 and $(23,389) respectively, (2003 - $23,007 and $(15,639)) and computer hardware is $26,334 and $(25,107) respectively, (2003 - $22,511 and $(18,158)).

7.	Credit facility:

The Company has entered into a credit facility with HSBC involving a $41,597 (CDN $50,000) revolving operating line of credit and $374,376 (CDN $450,000) demand loan. The demand loan has a repayment period of five years through monthly principal and interest payments. Both loan facilities incur interest at a rate of prime plus 1.5%. Unlimited personal guarantees have been executed by four shareholders and two related parties on behalf of these loan facilities.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

8.	Due to related parties:

	2004	2003
		(restated -
		note 8(f))

Stockholder-controlled company (a)	$185,573	$91,729
Stockholders (b)	421,907	359,916
Notes payable to stockholders (c)	1,214,525	845,274
	1,822,005	1,296,919
Less current portion of notes payable to stockholders	(860,502)	(371,531)

	$961,503	$925,388

(a)
$185,573 (CDN $184,725 and USD $8,676) advances from a stockholder-controlled company are unsecured, bear interest at an annual rate of 7% and are not callable within 2004. Balance includes interest of $23,215 (CDN $18,267 and USD $1,256) (2003 - USD $12,809).

(b)	Advances from stockholders and notes payable to stockholders consist of the following:

	2004	2003

Advances from stockholders:
These advances bear interest at annual rates
between 6% and 7% and includes $43,755
in interest (2003 - $23,276)	$396,949	$359,916
$24,958 (CDN $30,000) advance bears interest at
320% and incurred $43,755 in interest
at $3,074 (CDN $4,000) bi-monthly, paid on a monthly
basis. Interest payments made during the year totaled
$18,443 (CDN $24,000).	24,958	-

	$421,907	$359,916

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

8.	Due to related parties (continued):

	(c)	Notes payable to stockholders:

	2004	2003
		(restated -
		note 8(f))
$375,000 6% convertible note, matures December 31, 2009.
The unpaid principal bears no interest until December 31,
2006. Conversion feature is allowable at any time into
common stock at a share price of $0.50. (2003 -
non-interest bearing amount payable to shareholders
for licensing agreement royalties incurred at $20,000
per month.)	$375,000	$140,000

$450,000 total note with $50,743 interest incurred during
the year (2003 - $23,743). The continuing
agreement from 2003 for conversion consisted of
the following:	500,743	473,743
$250,000 due August 1, 2005 at an annual rate of 6%
with a conversion price of $5.3289
$100,000 due August 1, 2005 at an annual rate of 6%
with a conversion price of $0.4263
$100,000 due August 1, 2005 at an annual rate of 6%
with a conversion price of $0.2842.

No repayment terms and bears no interest	3,981	-

$83,195 (CDN$100,000) note with no repayment terms.
Principal bears interest of 144% consisting of $9,222
(CDN $12,000) per month, payable on a monthly basis.
Interest payments of $4,610 (CDN $6,000) were made
during the year (2003 - $nil).	83,195	-

$115,000 note which bears an annual interest rate of 12.5%.
Includes interest of $30,960 (2003 - $16,585).	145,960	131,585

$95,000 note with no repayment terms. Principal bears an
annual interest of 6%. Includes interest of $10,646
(2003 - $4,946).	105,646	99,946

	$1,214,525	$845,274

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

8.	Due to related parties (continued):

(d)
On May 20, 2003, the Company entered into an exclusive worldwide royalty-bearing license agreement with a stockholder to develop and commercialize energy-generating technologies and all prior agreements between these two parties were superseded. Under this agreement, the Company agreed to repurchase 703,704 shares of the Company’s common stock from this stockholder for $300,000 on or after 60 days following completion, delivery and successful testing of any electricity-generating prototype of one of the licensed products. Purchase of these shares is payable out of 5% of the cash proceeds, if any, received by the Company from the issuance of common stock or any instrument convertible into common stock made after the prototype demonstration. The Company shall also pay the inventor royalties equal to 3% of the Licensed Product Sales Revenues and 3% of Adjusted Gross Revenues as defined in the Exclusive License Agreement, with annual increase of 1% until a maximum royalty of 5% has been established. The Company agreed to pay $20,000 per month, commencing June 1, 2003 through May 31, 2006 and $30,000 per month effective June 1, 2006 until the last of the Licensed Patents as defined in the Exclusive License Agreement expired. At December 31, 2004, the amount payable to the stockholders totaled $380,000 (2003 - $140,000) and was converted to a 6% convertible note in the amount of $375,000 discussed above. All payments shall be fully creditable, non-refundable advances against royalties due. In addition to royalties, the Company agreed to pay the inventor $12,500 as initial sub-license fee for each sub-license the Company granted.

No royalty advances have yet been recorded by the Company.

In the event that the Company fails to commence sales or otherwise commercialize any licensed product utilizing the licensed intellectual property within four years from the date of a successful demonstration of a working prototype of a licensed product incorporating the licensed intellectual property, any royalty payable by a sub-licensee shall be shared 75% by the stockholder and 25% by the Company.

(e)
During the year, related parties and stockholders loaned $199,667 (CDN $240,000) and $24,958 (CDN $30,000) respectively with interest amounting to $64,565 (CDN $84,000) on the related party loan and $nil on the stockholders’ loans.

	(f)	Included in accounts payable and accrued liabilities are expenses paid by stockholders on behalf of the Company to be reimbursed by the Company and amounted to $430,323 (2003 - $293,705).

(g)
During 2004, a contract originally effective in 2003 was recorded as a correction to the 2003 financial statements which resulted in the restatement for an increase in due to related parties and a correlated increase in consulting expenses in the amount of $140,000 for the year ended December 31, 2003. Total stockholders’ deficit and net loss were restated from $(528,358) and $(773,163) to $(668,358) and $(913,163) respectively, for the year ended December 31, 2003. Net loss per common share, basic and diluted was restated from $(0.22) to $(0.26).

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

9.	Capital lease obligations:

The Company leased computer and telephone equipment that were classified as capital leases for accounting purposes, with future payments under these leases as follows:

2005	$8,238
2006	5,168
2007	1,151
2008	-
2009	-
14,557
Interest	826
13,731
Current portion of capital lease	8,478

Long-term portion of capital lease	$5,253

Interest expense incurred during 2004 on capital leases amounted to $480 (2003 - $722).

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

10.	Capital structure:

	(a)	Common stock:

The Company’s authorized stock consists of 18,000,000 $0.001 par value common shares and 2,000,000 $.001 par value preferred shares (no preferred shares issued and outstanding).

At December 31, 2004 and 2003, 2 (two) stockholders held greater than 10% ownership in the Company individually.

The following table presents the issued and outstanding common stock of the Company after retroactive restatement for the May 2002 effective reverse stock split (note 2):

	Company		Additional
	common		paid in
	shares	Par value	capital

December 31, 2002	519,751	$520	$3,645,386

Stock-based compensation	-	-	397,637
Conversion of shareholder loans	4,200,000	4,200	457,800
Private placement for cash	195,000	195	194,805
Exercise of stock options	300,000	300	299,700
Issued on acquisition of Cryotherm	7,403,197	7,403	807,170
December 31, 2003	12,617,948	12,618	5,802,498

Stock-based compensation	-	-	175,402
Acquisition of remaining 2.5% of Cryotherm	188,827	189	41,353
Exercise of stock options	100,000	100	24,900
Common stock issued for services	100,000	100	24,900

December 31, 2004	13,006,775	$13,007	$6,069,053

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

10.	Capital structure (continued):

	(b)	Common stock options:

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

All options issued under a previous stock-compensation plan were cancelled in 2003.

Following is a summary of stock option activity for the years ended December 31, 2004 and 2003.

		Weighted
	Outstanding	average
	options	exercise price

Outstanding as of December 31, 2002	-	$-

Granted on acquisition of Cryotherm	324,877	0.43
Granted under stock option plan	600,000	1.00
Exercised	(300,000)	1.00
Outstanding as of December 31, 2003	624,877	0.70

Granted under stock option plan	200,000	0.25
Exercised	(100,000)	0.25

Outstanding as of December 31, 2004	724,877	$0.64

All options are exercisable at December 31, 2004 and 2003. The weighted average fair value of options granted during the year ended December 31, 2004 is $0.25 (2003 - $0.72) each.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

10.	Capital structure (continued):

	(b)	Common stock options (continued):

The following table summarizes information about the total number of stock options outstanding at December 31:

	2004		2003
		Weighted		Weighted
		average		average
	Number	remaining	Number	remaining
	outstanding at	contractual	outstanding at	contractual
Exercise price	December 31	life (years)	December 31,	life (years)

$ 0.25	100,000	0.8	-	-
0.43	148,951	3.5	148,951	4.5
0.43	175,926	10.6	175,926	11.6
1.00	300,000	1.0	300,000	2.0

	724,877	3.8	624,877	5.3

(c)	Share purchase warrants:

The Company has issued share purchase warrants in relation to a number of transactions. Each share purchase warrant entitles the holder to purchase one common share of the Company at various prices and with various terms.

(i)
In 2003, the Company issued 29,322 share purchase warrants with a weighted average exercise price of $0.69 in conjunction with the acquisition of Cryotherm as described in note 2. These warrants expire on June 30, 2005.

(ii)
In 2003, the Company issued 116,667 share purchase warrants with an exercise price of $0.60 in conjunction with the refinancing of a note payable to a shareholder to extend the repayment period to February 29, 2004. These warrants expire on December 31, 2005. A refinancing expense of $53,547 (2003 - $80,178) has been recorded in relation to the note payable.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

10.	Capital structure (continued):

	(c)	Share purchase warrants (continued):

(iii)
In 2003, the Company issued 166,667 share purchase warrants with an exercise price of $0.85 to a consultant in relation to a service contract that ended on June 2, 2004. The warrants expire on December 31, 2005. A consulting fee of $69,516 (2003 - $17,379) has been recorded in relation to these warrants.

		(iv)	In 2003, the Company issued 195,000 share purchase warrants with an exercise price of $1.50 as part of the private placement.

		(v)	The following tables summarize the warrant activity and related information:

		Weighted
	Outstanding	average
	warrants	exercise price

Outstanding as of December 31, 2002	24,250	$106.24

Granted	507,656	1.01
Cancelled	(21,250)	73.24

Outstanding as of December 31, 2003 and 2004	510,656	$3.00

The warrants have the following price and expiration dates:

Exercise price	Number of warrants	Expiration date

$ 0.43	17,593	June 30, 2005
0.60	116,667	December 31, 2005
0.85	166,667	December 31, 2005
1.07	11,729	June 30, 2005
1.50	195,000	December 31, 2005
250.00	1,500	December 31, 2005
400.00	750	December 31, 2005
460.00	750	December 31, 2005

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

10.	Capital structure (continued):

	(d)	Stock-based compensation:

The following table disaggregates stock compensation expense by employees and non-employees.

	2004	2003

Pursuant to stock option grants to employees
- intrinsic value	$-	$14,000
Pursuant to stock option grants to non-employees
- fair value	52,339	286,080
Pursuant to warrants issued to non-employees
- fair value	123,063	97,557

	$175,402	$397,637

11.	Segmented information:

The Company has one reportable operating segment, advertising services, and the chief operating decision maker makes decisions about allocating resources based on the one operating segment. All of the Company’s sales are to Canadian customers and substantially all of the Company’s assets are located in Canada.

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

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

The components of the deferred tax asset as of December 31, 2004 are as follows:

	2004	2003

Deferred tax asset:
Net operating loss carry forward	$2,800,000	$1,840,000
Less valuation allowance	(2,800,000)	(1,840,000)

Net deferred tax	$-	$-

Income tax recovery differs from the amounts computed by applying the Canadian combined federal and provincial tax rates of 39.6% (2003 - 39.6%) to pre-tax income from continuing operations as a result of the following:

	2004	2003

Loss for the year	$(3,379,895)	$(913,163)

Income tax recovery based on combined Canadian
tax rates	$(1,338,000)	$(360,000)

Effect of:
Non-deductible expenses and other differences	312,000	137,000
Loss subject to tax at rates lower than statutory rate	66,000	30,000
Change in valuation allowance	960,000	193,000

Income tax recovery	$-	$-

Encore Clean Energy, Inc. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2004 and 2003

13.	Commitment:

The Company leases office space under an operating lease which expires in 2005.

Operating
leases

2005	$167,000
2006	2,000
2007	1,000

14.	Economic dependence:

During the year, the Company generated 61% of total revenue (approximately $1,506,559) from three customers (2003 - 61%; $1,736,310 from three customers).

15.	Subsequent events:

(a)
In January 2005, the Company issued a $750,000 12% convertible note for $375,000 in restricted common stock at a conversion of $0.20. Repayment terms are 18 monthly principal and interest, and the holder may elect to receive any portion of any monthly payments in restricted stock. In this instance, the holder would receive 30,491 stock for every USD $6,098.20 regardless of the stock’s current market price.

(b)

As at April 19, 2005, the Company was in process of drafting an agreement with the following terms:

In return for 30% direct ownership of the World, Wind and Water Energy LLC described in note 2, a related party has agreed to transfer full ownership for three patents to the new LLC. In return for a 10% interest in the LLC, a related party, has agreed to a cash contribution of $100,000 in two payments of $50,000 subject to certain terms and conditions, the related party will also be granted a warrant to purchase up to an additional 25% of the LLC for a three (3) year period. This warrant will allow the related party to purchase one (1%) percent increments for $20,000 each. This would allow for a potential additional investment of $500,000 if the entire additional 25% is purchased.

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

ITEM 8B.                OTHER INFORMATION.

Waiver of a Provision of the Code of Ethics

Effective on February 3, 2005, our Board of Directors granted a waiver from the provisions of our Code of Ethics to Larry Shultz, a member of our Board of Directors. This waiver was granted to Mr. Shultz in order to allow him to enter into a letter agreement with us and Robert Hunt and to participate in a proposed joint venture with us, Mr. Hunt and an as yet to be determined group of investors.

On February 3, 2005, we entered into a letter agreement with Larry Shultz and Robert Hunt in which we agreed to form a limited liability company (the “LLC”) to pursue the research and development of four new proprietary technologies developed by Mr. Hunt and Mr. Shultz. We have agreed that we will own 56% of the LLC, Mr. Hunt will own 22% of the LLC, Mr. Shultz will own 12% of the LLC and we will offer to an as yet to be determined investors group a 10% ownership interest in the LLC in exchange for a minimum investment of $1,000,000. We will also offer the investors group a warrant to acquire up to an additional 10% interest in the LLC at a price of $300,000 for each additional 1% interest. Any gross revenues earned by the LLC will be subject to a 2% royalty payable to Mr. Hunt and a 1% royalty payable to Mr. Shultz. If we are unable to find an investors group willing to provide the minimum investment, Mr. Hunt has the right to terminate the agreement. If and when the LLC is formed, we have, subject to the negotiation of certain minimum terms, agreed to cause the LLC to enter into a joint venture with a Panamanian company, whereby the LLC will grant an exclusive license to manufacture and sell products based on the technologies to be developed by the LLC. We have agreed that the minimum terms for such an agreement will be that the LLC receive $2,000,000 for the licensing rights, that the LLC receive at least a 25% interest in the proposed joint venture and that the LLC have the right to purchase any products manufactured at a price of cost plus 25%. If and when received, the $2,000,000 will be distributed to Mr. Hunt, Mr. Shultz, us and certain of our related party creditors.

ITEM 9.                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
Daniel B. Hunter	46	Chief Executive Officer, Chief Financial Officer and Director
Donald James MacKenzie	48	President, Secretary and Director
Lawrence Mitchell Shultz	50	Director

Mr. Hunter was appointed our Chief Executive Officer, Chief Financial Officer and a Director in October 1999. Since September 1998, Mr. Hunter has been the Chief Executive Officer, Chief Financial Officer and a Director of Ignite Communications Inc. (formerly Coastal Media Group). From 1993 to 1998, Mr. Hunter was an account executive and partner at Canaccord Capital and has participated in the financing of numerous private and public companies.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that except for the following persons, during the year ended December 31, 2004, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them:

	Number of Late	Transactions Not	Known Failures to
Name and Relationship to Company	Reports	Timely Reported	File a Required Form
Robert D. Hunt
Greater than 10% beneficial owner	One	One	One

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

ITEM 10.                EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Daniel B. Hunter, our Chief Executive Officer and Chief Financial Officer and a Director and (ii) Donald James MacKenzie, our President and Secretary and a Director (together, the “named executive officers”).

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)
Daniel B. Hunter	Chief Executive Officer, Chief Financial Officer and a Director	2004 2003 2002	$143,812 $123,139 $100,470	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Donald James MacKenzie	President, Secretary and a Director	2004 2003 2002	$101,547 $95,648 $88,650	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

STOCK OPTION GRANTS

We did not grant any stock options to the named executive officers or directors during our most recent fiscal year ended December 31, 2004. We also have not granted any stock options to our named executive officers or directors since December 31, 2004. In addition, as of December 31, 2004, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

As discussed below, in December of 2003, we adopted a “2003 Stock Incentive Plan” and filed a Form S-8 registration statement covering this plan. The number of shares of common stock available for issuance under the plan is two million (2,000,000) treasury shares. As at December 31, 2004, none of these options had been granted to any of our directors or officers. We also have not granted any of these options to any of our directors or officers since December 31, 2004.

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

REPRICING OF STOCK OPTIONS

We did not, at any time during our 2004 fiscal year, adjust, amend or otherwise reprice the exercise price of any stock options or grants.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan under which shares of our common stock are authorized for issuance to our directors, officers, employees and eligible consultants, namely our 2003 Stock Compensation Plan. This plan has not been previously approved by our shareholders. We do not have any equity compensation plans other than the 2003 Stock Compensation Plan. The following information is provided as of our most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	100,000	$0.25	1,700,000 shares of our common stock
(1)
As of March 31, 2005, we had issued an additional 330,200 shares of our common stock pursuant to our 2003 Stock Compensation Plan, leaving us with 1,369,800 shares of our common stock available for future issuance under the 2003 Stock Compensation Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2004, the stock ownership of each named executive officer, director, all executive officers and directors as a group, and of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of us except as otherwise noted.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Class(1)
DIRECTORS AND OFFICERS
Common Stock	Daniel B. Hunter, Chief Executive Officer, Chief Financial Officer and a Director Suite 610-375 Water Street Vancouver, BC, Canada V5Y 1L2	779,999(2)	5.8%
Common Stock	Donald James MacKenzie President, Secretary and a Director Suite 610-375 Water Street Vancouver, BC, Canada V5Y 1L2	730,000	5.4%
Common Stock	Lawrence M. Shultz Director 2769 Deep Canyon Drive Beverly Hills, CA 90210	2,388,253(3)	17.8%
Common Stock	All Officers and Directors as a Group (3 Persons)	3,848,252	29.1%
5% SHAREHOLDERS
Common Stock	Robert and Dianne Hunt 23707 Red Fish Lane Pass Christian, MS 39571	2,775,154(5)	19.6%
Common Stock	Kenneth Rickel 2121 Avenue of the Stars, Suite 2800 Los Angeles, CA	1,455,054(4)	10.2%
Common Stock	Sally Shultz 2769 Deep Canyon Drive Beverly Hills, CA 90210	703,704(3)	5.3%
Common Stock	James E. Gayle 15341 Key Largo Ct. Corpus Christi, TX 78418-6926	527,778	5.6%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2004. As of March 31, 2004, there were 13,386,975 shares of our common stock issued and outstanding.

(2)	Includes 87,499 shares held by Camino Enterprises Ltd. Mr. Hunter is the sole shareholder of Camino Enterprises Ltd.

(3)
Mr. Shultz and Mrs. Shultz are joint custodians under the California Uniform Transfer to Minors Act for Brian L. Shultz, Alexander L. Shultz and Eric L. Shultz, together the registered owners of 703,704 shares of our common stock. In addition, Mr. Shultz is the trustee of the Shultz Family 1989 Intervivos Trust which owns 1,684,549 shares of our common stock.

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

(5)	Includes 750,000 shares issuable to Mr. Hunt pursuant to a convertible note in the principal amount of $375,000 and convertible at a price of $0.50 per share.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As presented in the following table, Mr. Hunter, our Chief Executive Officer, has advanced funds to us for working capital purposes both personally and through Camino Enterprises Ltd., a company of which he is the sole shareholder.

	December 31, 2004	December 31, 2003
Camino Enterprises Ltd.	$105,286	$91,370
Daniel B. Hunter	$80,288	$359,917
Total	$185,574	$451,647

The advances from Mr. Hunter and Camino Enterprises Ltd. are unsecured, bear interest at an annual rate of 7%, have no set terms of repayment and are not callable during 2005.

Mr. Shultz, one of our directors, and Camilo Jorge, a member of Mr. Shultz’s immediate family, have loaned $353,320 and $115,000 to us respectively. The loans from Mr. Shultz and Mr. Jorge are unsecured, have no set terms of repayment and bear interest at the annual rate of 6% and 12.5% respectively.

As part of our acquisition of Cryotherm, we exchanged each share of Cryotherm common stock for 0.23456789 shares of our common stock. As a result, Lawrence M. Schultz and James E. Gayle and the following beneficial owners of 5% of our common stock, became the beneficial owners of the following number of shares of our common stock:

Beneficial Owner	Number of Cryotherm Shares Beneficially Held	Number of Encore Shares Beneficially Received
Lawrence M. Shultz	10,181,500	2,388,253
James E. Gayle	2,250,000	527,778
Robert & Dianne Hunt	9,887,500	2,319,290
Kenneth Rickel	2,755,000	646,235
Sally Shultz	3,000,000	703,704

We also exchanged options, warrants and convertible notes entitling the holder to acquire Cryotherm common stock for options, warrants and convertible notes entitling the holder to acquire shares of our common stock on the same conversion ratio of 1 share of Cryotherm common stock for every 0.23456789 shares of our common stock. Mr. Rickel exchanged one Cryotherm share purchase warrant entitling him to purchase 37,500 shares of Cryotherm common stock at a price of $0.10 per share for one share purchase warrant entitling him to purchase 8,796 shares of our common stock at a price of $0.4263 per share. We also amended Cyrotherm convertible notes issued to Mr. Rickel with an aggregate principal amount of $450,000 and convertible to an aggregate of 2,699,925 shares of Cryotherm common stock such that those convertible notes are now convertible into an aggregate of 633,356 shares of our common stock.

Also in connection with our acquisition of Cryotherm, we converted indebtedness in the aggregate amount of $840,000 into 4,200,000 of our common shares. The following directors, officers and beneficial owners of 5% of our common stock received shares as a result of this debt conversion:

Creditor	Amount of Indebtedness	Number of Encore Shares Received
Daniel B. Hunter	$131,000	655,000
Donald James MacKenzie	$131,000	655,000
Leinsmill Holdings Ltd.	$132,000	660,000
Mill Pond Ltd.	$132,000	660,000
Sand Creek Capital Ltd.	$132,000	660,000
Cocal Investments Inc.	$132,000	660,000

On December 12, 2003 Mr. Rickel agreed to extend the due date of a $125,000 Promissory Note dated March 2003 and issued by Cryotherm. Mr. Rickel agreed to extend payment of the remaining principal balance of $95,000 plus $5,700 in interest charges to February 29, 2004. In exchange, we agreed to pay Mr. Rickel the sum of $28,746.15 in consideration for attorney’s fees incurred by Mr. Rickel in connection with our acquisition of Cryotherm and the extension of the Promissory Note and warrants to purchase 166,667 shares of our common stock at a price of $0.60 per share. As the due date for the Promissory Note has passed, we are technically in default of the provisions of the Promissory Note. We are currently in discussions with Mr. Rickel to extend the term of the Promissory Note.

In September, 2004, we entered into a one year consulting agreement that was dated effective as of July 1, 2004, with Cocal Investments, Inc. (“Cocal”), a private company owned by Benson Hunter, the father of our Chief Executive Officer and Chief Financial Officer, Daniel B. Hunter. Under the terms of the consulting agreement, Cocal has agreed to devote 100 hours per month to assist us in the areas of marketing, branding, sales and strategic business planning in exchange for fees of $10,000 per month. Cocal has the option to convert the fees payable to it into shares of our common stock at its discretion. In addition, we agreed to issue to Cocal options to purchase 200,000 shares of our common stock at a price of $0.25 per share pursuant to our 2003 Stock Option Plan. The exercise price of these options was equal to the fair market value of our shares on the day that the agreement was entered into.

On January 14, 2005, we issued a convertible note to Robert D. Hunt in the principal amount of $375,000 with interest payable at a rate of 6% per annum, beginning on January 1, 2007 and maturing on December 31, 2009 (the “Convertible Note”). The Convertible Note provides that, at any time prior to the payment in full of the amounts owing on the Convertible Note, Mr. Hunt may convert the outstanding principal and interest into shares of our common stock at a conversion price of $0.50 per share. The Convertible Note was issued to Mr. Hunt in satisfaction of the amounts owed to him under the Hunt License Agreement up to December 31, 2004.

Effective January 14, 2005, we entered into the World, Wind and Water joint venture with Mr. Hunt and the Abell Foundation. Pursuant to the LLC Agreement for World, Wind and Water, we received a 60% interest and Mr. Hunt received a 30% interest in World, Wind and Water in exchange for assigning to it all of our rights, title and interests to certain of the Hunt Technologies, with the Abell Foundation owning the remaining 10%. See “Description of Business”.

Effective on February 3, 2005, we entered into a letter agreement (the “Letter Agreement”) with Larry Shultz and Robert Hunt in which we agreed to form a limited liability company (the “LLC”) to pursue the research and development of four new proprietary technologies developed by Mr. Hunt and Mr. Shultz. We have agreed that we will own 56% of the LLC, Mr. Hunt will own 22% of the LLC, Mr. Shultz will own 12% of the LLC and we will offer to an as yet to be determined investors group a 10% ownership interest in the LLC in exchange for a minimum investment of $1,000,000. We will also offer the investors group a warrant to acquire up to an additional 10% interest in the LLC at a price of $300,000 for each additional 1% interest. Any gross revenues earned by the LLC will be subject to a 2% royalty payable to Mr. Hunt and a 1% royalty payable to Mr. Shultz. If we are unable to find an investors group willing to provide the minimum investment, Mr. Hunt has the right to terminate the agreement. If and when the LLC is formed, we have, subject to the negotiation of certain minimum terms, agreed to cause the LLC to enter into a joint venture with a Panamanian company, whereby the LLC will grant an exclusive license to manufacture and sell products based on the technologies to be developed by the LLC. We have agreed that the minimum terms for such an agreement will be that the LLC receive $2,000,000 for the licensing rights, that the LLC receive at least a 25% interest in the proposed joint venture and that the LLC have the right to purchase any products manufactured at a price of cost plus 25%. If and when received, the $2,000,000 will be distributed to Mr. Hunt, Mr. Shultz, us and certain of our related party creditors.

ITEM 13.                EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws, as amended(1)

10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt(4)

10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc.(4)

10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement. (4)

10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (2)

10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)

10.6	Limited Liability Company Agreement of World, Wind and Water Energy LLC, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and The Abell Foundation, Inc.(5)

10.7	First Amendment to the Limited Liability Company Agreement of World, Wind and Water Energy LLC dated January 14, 2005.(5)

10.8	Technology Contribution Agreement, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and World, Wind and Water Energy LLC.(5)

10.9	Convertible Note Agreement dated January 14, 2005 between Encore Clean Energy, Inc. and Robert Hunt.(6)

10.10	Consulting Agreement dated effective July 1, 2004 between Encore Clean Energy, Inc. and Cocal Investments, Inc.

10.11	Letter of Agreement dated February 3, 2005 between Encore Clean Energy, Inc., Robert Hunt and Larry Shultz

14.1	Code of Ethics(4)

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
A complete copy of the articles of the corporation, as amended are filed as an exhibit to this Annual Report on Form 10-KSB. Our bylaws were previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 13, 2002.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.

(3)	Previously filed as an exhibit to our Amendment No. 1 to Form 8-K filed with the SEC on December 16, 2003.

(4)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 17, 2004.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 19, 2005.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 18, 2005.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Audit Fees	$48,500	$47,000
Audit Related Fees	$7,950	$20,000
Tax Fees	$7,300	$7,500
All Other Fees	$0	$0
Total	$63,750	$74,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

By:	/s/ Daniel B. Hunter
DANIEL B. HUNTER,
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)
Director

Date: May 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel B. Hunter
DANIEL B. HUNTER,
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)
Director

Date: May 16, 2005

By:	/s/ Donald James Mackenzie
DONALD JAMES MACKENZIE,
President, Secretary
Director

Date: May 16, 2005

By:	/s Lawrence M. Shultz
LAWRENCE M. SHULTZ
Director

Date: May 16, 2005