Form 10QSB
period 2005-03-31
ENCORE CLEAN ENERGY INC
filed 2005-06-15
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2005

☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _________________________ to _________________________

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

☒  Yes ☐   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 10, 2005: 13,386,975 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2005
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Encore Clean Energy, Inc.
Consolidated Balance Sheets
(expressed in United States dollars)

March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$15,609	$-
Accounts receivable	177,194	131,736
Prepaid expenses	20,140	12,915
	212,943	144,651
Property and equipment, less accumulated depreciation	66,832	68,432

	$279,775	$213,083

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank indebtedness	$-	$20,713
Accounts payable and accrued liabilities	1,830,246	1,920,650
Credit facility	352,596	371,688
Due to related parties - current portion	1,081,852	860,502
Capital lease obligation - current portion	7,941	8,478
	3,272,635	3,182,031

Due to related parties	1,149,854	961,503
Minority interest	50,000	-
Capital lease obligations	3,623	5,253
Total liabilities	4,476,112	4,148,787

Stockholders’ deficit:
Common stock	13,387	13,007
Additional paid-in capital	6,185,401	6,069,053
Deficit	(9,920,511)	(9,531,953)
Accumulated other comprehensive loss	(474,614)	(485,811)
Total stockholders’ deficit	(4,196,337)	(3,935,704)

	$279,775	$213,083

See accompanying notes to the unaudited interim consolidated financial statements

Encore Clean Energy, Inc.
Unaudited consolidated Statements of Operations
(expressed in United States dollars)

Three months ended March 31, 2005 and 2004

	March 31,	March 31,
	2005	2004

Revenue	$547,034	$627,382

Cost of revenue	(385,393)	(341,262)
Gross profit	161,641	286,120

Operating expenses:
Depreciation	5,843	7,142
Remuneration	161,761	182,788
Legal and accounting	14,437	60,806
Consulting fees and computer services	208,379	166,115
Phones and utilities	3,393	5,706
Rent	28,998	41,179
Advertising and promotion	9,859	3,360
Other selling, general and administrative	25,993	16,051
	458,663	483,147

Loss from operations	(297,022)	(197,027)

Other expense:
Interest expense	(91,536)	(111,559)

Net loss	(388,558)	(308,586)

Deficit, beginning of period	(9,531,953)	(6,152,058)

Deficit, end of period	$(9,920,511)	$(6,460,644)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding,
basic and diluted	13,108,472	12,691,381

See accompanying notes to the unaudited interim consolidated financial statements

Encore Clean Energy, Inc.
Unaudited consolidated Statements of Cash Flows
(expressed in United States dollars)

Three months ended March 31, 2005 and 2004

	March 31,	March 31,
	2005	2004

Cash provided by (used in):

Operations:
Net loss	$(388,558)	$(308,586)
Items not involving cash:
Depreciation	5,843	7,142
Stock compensation	21,677	112,632
Common stock issued for services	45,050	-
Changes in operating assets and liabilities:
Accounts receivable	(45,458)	(158,152)
Prepaid expenses	7,225	(116)
Accounts payable and accrued liabilities	(90,404)	160,005
Net cash used in operating activities	(444,625)	(187,075)

Cash flows used in investing activities:
Purchase of property and equipment	(4,243)	(619)
Net cash used in investing activities	(4,243)	(619)

Cash flows from financing activities:
Principal payments on obligations under capital leases	(1,058)	(1,939)
Repayment of bank indebtedness	(20,713)	(16,188)
Repayments of credit facility	(19,092)	-
Proceeds from notes payable	-	136,260
Issuance of common stock of subsidiary to minority stockholders	50,000	-
Advances from related parties	409,701	94,637
Net cash provided by financing activities	418,838	212,770

Effect of exchange rate changes on cash	45,639	(12,717)
Increase in cash and cash equivalents	15,609	12,359

Cash and cash equivalents, beginning of year	-	335

Cash and cash equivalents, end of year	$15,609	$12,694

Supplementary information:
Interest paid	$58,139	$22,455

See accompanying notes to the unaudited interim consolidated financial statements

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
March 31, 2005

1.                 The Company and Description of Business:

Encore Clean Energy, Inc. (“the Company”) was originally incorporated on May 12, 1995 under the laws of Florida. On May 13, 2002, we changed our state of jurisdiction to Delaware. On December 1, 2003 we merged with our wholly-owned subsidiary, Cryotherm, under the laws of Delaware and changed our name to Encore Clean Energy, Inc.

Encore Clean Energy, Inc. is currently engaged in the following business:

(a)	The business of creating and commercializing products that generate electricity without burning fossil fuels; and

(b)	The provision of “permission-based” e-mail marketing and integrated advertising strategies services through our wholly owned subsidiary Ignite Communications Inc.

2.                 Liquidity and Future Operations:

The Company incurred a net loss in the first quarter ending March 31, 2005 and has sustained negative cash flows from operations since its inception. At March 31, 2005, the Company has negative working capital of $3,059,692. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to increase profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
March 31, 2005

3.                 Basis of Presentation:

The unaudited consolidated financial statements of the Company at March 31, 2005 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2004 and the notes thereto included in Annual Report on Form 10-KSB.

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

5.                 Net Income (Loss) Per Share:

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. Basic and diluted net income (loss) per share are the same as any exercise of all outstanding options or warrants would be anti-dilutive.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
March 31, 2005

6.                 Related Party

During the quarter the Company obtained financing from related parties totaling $387,380 (CDN $396,000 and USD $60,000) with no fixed terms of repayment.

7.                 Comprehensive Loss

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

	2005	2004
Net Loss	$388,558	$308,586
Other Comprehensive Loss: Foreign Currency Translation Adjustment	(11,197)	10,302
Comprehensive Loss	$377,361	$318,888

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this quarterly report, the terms "we", "us", "our", “Company” and “Encore” mean Encore Clean Energy, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the three months ended March 31, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

We are currently engaged in the following businesses:

(a)
The Encore Business: The Encore Business involves developing and commercializing proprietary “clean-energy” technologies that we have acquired through our acquisition of Cryotherm. Our plan for this segment of our business involves creating products that will be targeted at creating lower-cost, cleaner ways to generate electricity without the burning of fossil fuels.

(b)
The Ignite Business: Prior to our acquisition of Cryotherm, our primary business was the Ignite Business of providing “permission-based” email marketing and integrated advertising services. We continue to carry on this segment of our business through our wholly owned subsidiary, Ignite Communications Inc. (“Ignite”).

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

(a)
will pursue the development and testing of our HeatSeekerTM, EliminatorTM, SideWinderTM and RiverBankTM prototypes on various applications. We anticipate that the development and testing programs for these products will continue for the foreseeable future. The results of these testing programs will be used to further refine the product designs and identify the optimal sizes and configurations for various commercial and consumer applications.

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

RESULTS OF OPERATIONS

Summary of Results

	Three Months Ended March 31
			Percentage
	2005	2004	Changes
Revenue	$547,034	$627,382	(12.8%)
Cost of Revenue	(385,393)	(341,262)	12.9%
Operating Expenses	(458,663)	(483,147)	(5.1%)
Other Expenses	(91,536)	(111,559)	(17.9%)
Net Loss	($388,558)	$(308,586)	25.9%

Revenue

For the first fiscal quarter, revenues were generated solely from the Ignite Business. We did not earn revenues from our Encore Business and there is no assurance that we will be able to do so in the future.

The decrease in our revenue over our results for the first fiscal quarter of 2004 is due to seasonal fluctuations and clients delaying their 2005 marketing and advertising campaigns until the Spring/Summer months.

Revenues for the Ignite Business are earned by delivering online direct marketing, promotional, and informational offers and by developing and implementing integrated marketing and advertising strategies. We charge our advertisers based upon a number of criteria including offers delivered, qualified leads generated, online transactions executed and marketing services performed.

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

Cost of Revenue

Cost of revenue for the Ignite Business represents the cost of advertising purchased for clients. The increase in cost of revenue is a result of an increase in creative and production costs during the first quarter for campaigns to run during the year.

Operating Expenses

	Year Ended December 31
			Percentage
	2004	2003	Increase /
			(Decrease)
Depreciation	$5,843	$7,142	(18.1%)
Remuneration	161,761	182,788	(11.5%)
Legal and Accounting	14,437	60,806	(76.3%)
Consulting Fees and Computer Services	208,379	166,115	25.4%
Phones and Utilities	3,393	5,706	(40.5%)
Rent	28,998	41,179	(29.6%)
Advertising and Promotion	9,859	3,360	193.4%
Other selling, general and administrative	25,993	16,051	61.9%
Total Operating Expenses	$458,663	$483,147	(5.1%)

Our operating expenses have decreased overall to $458,663 for the quarter ended March 31, 2005 from $483,147 for the quarter ended March 31, 2004, a decrease of $24,484 or 5.1% . The decrease to our operating expenses largely reflects the amalgamation of Forge Marketing Inc.’s operations into Ignite Communications and the subsequent decrease in staffing levels.

The largest component of our operating expenses during the first quarter was consulting fees. Consulting fees and computer services has increased to $208,379 for the quarter ended March 31, 2005 from $166,115 for the quarter ended March 31, 2004 due to the additional need for specialized expertise in the development and commercialization of our clean energy technologies for the Encore Business.

Our legal and accounting expenses have decreased to $14,437 for the quarter ended March 31, 2005 from $60,806 for the quarter ended March 31, 2004. The decrease in legal and accounting expenses reflects the completion of our obligations with respect to the acquisition of Cryotherm. The Cryotherm acquisition significantly increased our need for legal and accounting during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At Mar. 31, 2005	At Dec. 31, 2004	Change
Current Assets	$212,943	$144,651	47.2%
Current Liabilities	(3,272,635)	(3,182,031)	2.8%
Working Capital Deficit	($3,059,692)	($3,037,380)	0.7%

Cash Flows

	Three Months Ended March 31
	2005	2004

Net Cash from (used in) Operating Activities	($444,625)	($187,545)
Net Cash from (used in) Investing Activities	(4,243)	(619)
Net Cash from Financing Activities	418,838	212,770
Net Increase in Cash During Period	$15,609	$12,359

The increase in our current assets is primarily attributable to an increase in accounts receivable, which increased by $45,458 or 34.5% during the first quarter ended March 31, 2005. The increase in our current liabilities is primarily attributable to an increase in the current portion of amounts due to related parties, which increased by $221,350 or 25.7% during the first quarter ended March 31, 2005. Our other current liabilities decreased during the quarter. As a result, we recorded only a $22,312 or 0.7% increase to our working capital deficit.

Cash provided by financing activities for the quarter consisted primarily of advances from related parties. During the quarter, we borrowed a total of $387,380 from related parties. We issued to two of these related party individuals a total of $150,000 CDN (approximately $124,005 USD) of 12% convertible notes (the “Convertible Notes”). Principal and interest is payable on the Convertible Notes on a monthly basis and the Convertible Notes mature 18 months from the date of issuance. At any time during the term of the Convertible Notes, the principal balance and accrued and unpaid interest are convertible into shares of our common stock at a conversion price of $0.24 CDN (approximately $0.192 USD), provided however that we may elect to pay any accrued interest amounts in cash. The remainder of the amounts borrowed are non-interest bearing and contain no fixed terms of repayment. These funds were utilized in their entirety as working capital.

We are also in discussions with another related party subscriber for an additional $50,000 convertible note financing that is expected to be issued on similar terms as the Convertible Notes, however completion of this convertible note financing is subject to the execution of formal agreements between the Company and the additional subscriber. There is no assurance that we will be able to finalize formal agreements with the additional subscriber on the same terms as the Convertible Notes, or at all.

We anticipate that we will require financing in the amount of $2,000,000 in order to fund our plan of operation over the next twelve months. In addition to financing our development plans for the Encore Products, we anticipate that we will continue to require additional financing to fund the Ignite Business which continues to consume more cash in operating activities than is generated. We plan to pursue additional bank debt and equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operation for the next twelve months. We do not have any arrangements in place for equity financing and there is no assurance that any equity financing will be achieved. If equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution. In addition to third party debt financing and equity financings, we have sustained our operations to date with advances from related parties, however we do not have any formal financing arrangements in place with any of these related parties and there is no assurance that they will continue to provide us with funds.

Our ability to meet our current obligations is dependent upon continued advances from this stockholder, upon our ability to increase our revenues while maintaining expenses and upon our ability to achieve additional financing. If we are unable to meet our current obligations, we may be forced to significantly scale back our business operations with the result that our ability to earn revenues and achieve profitability may be adversely affected.

CRITICAL ACCOUNTING POLICIES

Our unaudited consolidated financial statements at March 31, 2005 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the SEC. Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2004 and the notes thereto included in Annual Report on Form 10-KSB.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Foreign Currency

The functional currency of the operations of our wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the comprehensive income (loss)) in stockholders' equity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

RISK FACTORS

Risks and Uncertainties Related to the Encore Business

The Encore Business Will Incur Losses And May Never Achieve Profitability

We do not expect the Encore Business to achieve profitability in the near future and we expect to incur substantial operating losses for at least the next eighteen months. If we are unable to develop a significant revenue stream or if expenses are larger than expected, the Encore Business may never become profitable. We anticipate substantial expenditures in a number of areas, including:

•	development and commercialization of prototypes;
•	public demonstration of prototypes;
•	marketing and promotion of the Encore Products, including building recognition of the Encore name;
•	establishing an operating infrastructure, including management and administrative personnel.

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

Liquidity and Future Operations

Our plan of operation calls for significant expenses in connection with the development of our Encore Products. Our current operating funds and revenues are insignificant compared to the funding required to complete our plan of operation which will require an estimated $2,000,000 to be spent over the next 12 months developing and marketing prototypes of our Encore Products in order to accomplish our goals. As of March 31, 2005, we had cash in the amount of $15,609 and a working capital deficit of $3,059,692. Our ability to meet our obligations in the ordinary course of our operations is dependent on our ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, debt collaborative or other arrangements.

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

Failure To Safeguard Member Privacy Could Affect The Ignite Reputations Among Consumers.

An important feature of the Ignite advertising and marketing strategies is our ability to capture list member profiles on behalf of our clients. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. Usage of our marketing program could decline if any well-publicized compromise of security occurred. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

Continued Development And Use Of The Internet Infrastructure Is Critical To Ignite’s Ability To Offer Our Services

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

Government Regulation And The Legal Uncertainties Of Doing Business On The Internet Could Negatively Impact The Ignite Business

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

Ignite Has a Limited Operating History

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

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

None.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5.              OTHER INFORMATION.

Unregistered Sales of Equity Securities

Effective on January 14, 2005, we issued a convertible note to Robert D. Hunt in the principal amount of $375,000 with interest payable at a rate of 6% per annum, beginning on January 1, 2007 and maturing on December 31, 2009 (the “Hunt Convertible Note”). The terms of the Hunt Convertible Note provide that, at any time prior to the payment of the Hunt Convertible Note in full, Mr. Hunt may convert the principal balance and any accrued and unpaid interest into shares of our common stock at a conversion price of $0.50 per share, provided that we may elect to pay any accrued interest amounts in cash. The Hunt Convertible Note was issued to Mr. Hunt in settlement of all amounts accrued and owing to Mr. Hunt under the Hunt License Agreement up to December 31, 2004. The Hunt Convertible Note was issued pursuant to Rule 506 of Regulation D on the basis that Mr. Hunt has previously represented to the Company that he is an “Accredited Investor,” as defined in Rule 501 of Regulation D.

In February of 2005, we issued to two related party subscribers a total of $150,000 CDN (approximately $124,005 USD) of 12% convertible notes (the “Convertible Notes”). Principal and interest is payable on the Convertible Notes on a monthly basis and the Convertible Notes mature 18 months from the date of issuance. At any time during the term of the Convertible Notes, the principal balance and accrued and unpaid interest are convertible into shares of our common stock at a conversion price of $0.24 CDN (approximately $0.192 USD), provided however that we may elect to pay any accrued interest amounts in cash. Each of the Convertible Notes was issued in reliance on the exemptions to registration contained in Regulation S promulgated under the Securities Act on the basis that each of the subscribers has represented to us that he is not a “U.S. person” as that term is defined in Regulation S. We are also in discussions with another related party subscriber for an additional $50,000 convertible note financing that is expected to be issued on similar terms as the Convertible Notes, however completion of this convertible note financing is subject to the execution of formal agreements between the Company and the additional subscriber. There is no assurance that we will be able to finalize formal agreements with the additional subscriber on the same terms as the Convertible Notes, or at all. If we are successful in completing this financing, of which there is no assurance, it is expected that the Convertible Note will be issued in reliance on the exemptions to registration contained in Regulation S on the basis that the additional subscriber is not a “U.S. person” as defined in Regulation S.

In addition to the above convertible note issuances, we expect to sign consulting agreements with two consultants located in Alberta, Canada. Each of the consulting agreements is expected to extend for a period of 12 months, pursuant to which the consultants will provide us with financial public relations services during that time. It is expected that shares of our common stock will form all or part of the consideration to be paid to the consultants. We are currently negotiating the final terms of the consulting agreements, including the number of shares to be issued to the consultants, and there is no assurance that we will be able to finalize the terms of these agreements. If we do issue shares of our common stock as all or part of the consideration to be paid to the consultants, it is expected that these shares will be issued in reliance on the exemptions to registration contained in Regulation S promulgated under the Securities Act on the basis that the consultants are not “U.S. persons” as defined in Regulation S.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

(a)                Exhibits And Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws, as amended(1)

10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt(1)

10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc.(1)

10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement.(1)

10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (2)

10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)

10.6	Limited Liability Company Agreement of World, Wind and Water LLC, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and The Abell Foundation, Inc.(4)

10.7	First Amendment to the Limited Liability Company Agreement of World, Wind and Water Energy LLC dated January 14, 2005.(4)

10.8	Technology Contribution Agreement, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and World, Wind and Water Energy LLC.(4)

10.9	Convertible Note Agreement dated January 14, 2005 between Encore Clean Energy, Inc. and Robert Hunt.(5)

14.1	Code of Ethics(1)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as exhibits to our Annual Report on Form 10-KSB, filed with the SEC on May 17, 2004, except for our bylaws, which were previously filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 13, 2002.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 15, 2003.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 19, 2005.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 18, 2005.

(b)                Current Reports On Form 8-K.

We have filed the following reports on Form 8-K since the end of our fiscal year ended December 31, 2004:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

January 14, 2005	January 18, 2005	Disclosing issuance of $375,000 convertible note to Robert D. Hunt.

January 14, 2005	January 19, 2005	Disclosing entry into World, Wind and Water Energy LLC joint venture with Robert D. Hunt and the Abell Foundation.

January 31, 2005	February 8, 2005	Disclosing resignation of James E. Gayle as a director of the Company.

April 19, 2005	May 16, 2005	Disclosing restatement of the Company’s December 31, 2003 audited financial statements and March 31, 2004, June 30, 2004 and September 30, 2004 unaudited interim financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

Dated:	June 14, 2005	By:	/s/ Daniel B. Hunter
Daniel B. Hunter
Chief Executive Officer and
Chief Financial Officer