Form 10QSB
period 2005-06-30
ENCORE CLEAN ENERGY INC
filed 2005-09-07
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,406,975 shares of common stock, $0.001 par value per share, issued and outstanding as of August 23, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2005
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Encore Clean Energy, Inc.
Consolidated Balance Sheets (unaudited)
(expressed in United States dollars)

June 30,
2005

Assets

Current assets:
Cash and cash equivalents	$14,535
Investment	30,518
Accounts receivable	185,484
Prepaid expenses	17,469
Deferred tax asset less valuation allowance of $(3,118,434)	-
248,006

Property and equipment, less accumulated depreciation	60,460

TOTAL ASSETS	$308,466

Liabilities and Deficiency in Assets

Current liabilities:
Bank indebtedness	$25,617
Accounts payable and accrued liabilities	2,026,477
Credit facility	377,744
Due to related parties - current portion	1,016,623
Capital lease obligation - current portion	6,697

3,453,157

Due to related parties	1,246,918
Minority interest	100,000
Capital lease obligations	2,662

Total liabilities	4,802,737

Deficiency in assets:
Common stock, .001 par value; 18,000,000 share authorized; 13,586,975
issued and outstanding	13,587
Share subscription received in advance	150,000
Additional paid-in capital	6,235,201
Deficit	(10,441,765)
Accumulated other comprehensive loss	(451,294)
Total deficiency in assets	(4,494,271)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$308,466

See accompanying notes to unaudited consolidated financial statements

Encore Clean Energy, Inc.
consolidated Statements of Operations (unaudited)
(expressed in United States dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Revenue	$853,326	$817,854	$1,400,360	$1,445,236

Cost of revenue	645,645	680,334	1,031,038	1,021,596

Gross profit	207,681	137,520	369,322	423,640

Operating expenses:
Depreciation	2,973	8,272	8,816	15,414
Salaries and fringe benefits	148,760	167,199	310,521	349,987
Legal and accounting	57,116	28,808	71,553	89,614
Consulting fees and
computer services	169,070	108,744	377,449	274,859
Phones and utilities	8,042	6,149	11,435	11,855
Rent	28,572	24,720	57,570	65,899
Advertising and promotion	91,775	3,374	101,634	6,734
Other selling, general
and administrative	39,951	16,263	65,944	32,314
	546,259	363,529	1,004,922	846,676

Loss from operations	(338,578)	(226,009)	(635,600)	(423,036)

Interest expense	(182,676)	(35,431)	(274,212)	(146,990)

Loss before taxes	(521,254)	(261,440)	(909,812)	(570,026)

Provision for income taxes	-	-	-	-

Net loss	(521,254)	(261,440)	(909,812)	(570,026)

Deficit, beginning of period	(9,920,511)	(6,460,644)	(9,531,953)	(6,152,058)

Deficit, end of period	$(10,441,765)	$(6,722,084)	$(10,441,765)	$(6,722,084)

Net loss per common share,
basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.04)

Weighted average common
shares outstanding, basic
and diluted	12,749,397	12,749,397	13,586,975	12,749,397

See accompanying notes to the unaudited consolidated financial statements

Encore Clean Energy, Inc.
Consolidated Statements of Cash Flows (unaudited)
(expressed in United States dollars)

	Six Months Ended
	June 30,	June 30,
	2005	2004

Cash flows from operating activities:

Net loss	$(909,812)	$(570,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,817	15,414
Loss on settlement of accounts receivable	3,891	-
Stock based compensation	21,678	112,632
Common stock issued for services	45,050	-
Accrual of consulting fees	120,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(89,795)	(26,265)
Decrease in prepaid expenses	(3,981)	7,253
Increase in accounts payable and accrued liabilities	230,536	16,473
Net cash used in operating activities	(573,616)	(444,519)

Cash flows used in investing activities:
Purchase of property and equipment	(1,701)	(2,417)
Disposal of assets	-	659
Net cash used in investing activities	(1,701)	(1,758)

Cash flows from financing activities:
Principal payments on obligations under capital leases	(4,070)	(3,851)
Proceeds from (repayment of) bank indebtedness	5,350	(81,954)
Proceeds from credit facility	12,909	332,439
Proceeds from notes payable	-	120,000
Cash received from issuance of LLC subsidiary units to
minority shareholders	100,000	-
Share subscription received in advance	150,000	-
Advances from related parties, net	321,099	67,652
Net cash provided by financing activities	585,288	434,286

Effect of exchange rate on cash	4,564	11,656
Increase (decrease) in cash	14,535	(335)

Cash, beginning of period	-	335

Cash, end of period	$14,535	$-

Supplementary information:
Interest paid	$201,165	$130,587
Income taxes paid	-	-
Investment received on settlement of accounts receivable	30,226	-
200,000 shares of common stock issued for $50,000 in services	45,050	-

See accompanying notes to the unaudited consolidated financial statements.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
June 30, 2005

1. The Company and Description of Business:

Encore Clean Energy, Inc. (the “Company”) was originally incorporated on May 12, 1995, under the laws of the State of Florida. On May 13, 2002, the Company changed its state of jurisdiction to Delaware. On December 1, 2003, the Company merged with, Cryotherm, Inc. now a wholly-owned subsidiary under the laws of Delaware and changed its name to Encore Clean Energy, Inc.

The Company is currently engaged in the following business:

(a) The business of creating and commercializing products that generate electricity without burning fossil fuels; and
(b) The provision of “permission-based” e-mail marketing and integrated advertising strategies services through its wholly-owned subsidiary Ignite Communications Inc.

2. Liquidity and Future Operations:

The Company incurred a net loss in the quarter ending June 30, 2005, and has sustained negative cash flows from operations since its inception. At June 30, 2005, the Company has negative working capital of $3,205,151. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to increase profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful which raises substantial doubt about its ability to continue as a going concern. Failure to generate sufficient cash flow will require the Company to amend or reduce operations.

3. Basis of Presentation:

The unaudited consolidated financial statements of the Company at June 30, 2005, and for the six month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2004, and the notes thereto included in the Company’s Annual Report on Form 10-KSB.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
June 30, 2005

4. Foreign Currency:

The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheet date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in accumulated other comprehensive loss) in stockholders' deficit.

5. Net Loss Per Share:

Basic net loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. Basic and diluted net loss per share are the same as any exercise of all outstanding options or warrants would be anti-dilutive.

6. Related Party

During the six months ended June 30, 2005, the Company obtained financing from related parties totaling $255,545 with no fixed terms of repayment.

7. Investment

During the period the Company received 149,660 shares of a publicly traded company in settlement of an accounts receivable debt. The Company has recorded this investment as an available-for-sale security.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
June 30, 2005

8. Comprehensive Income (Loss):

Comprehensive loss for each of the periods presented is as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss	$ (521,254)	$ (261,440)	$ (909,812)	$ (570,026)
Other comprehensive income/ (loss): Foreign currency translation adjustment	23,320
Comprehensive loss	$ (497,934)	$ (287,429)	$ (875,295)	$(543,205)

9. Segmented Information

The Company has one reportable operating segment, advertising services and commercializing products that generate electricity without burning fossil fuels, and the chief operating decision maker makes decisions about allocating resources based on each operating segment. All of the Company’s sales relate to the advertising services operating segment and are to Canadian customers. Substantially all of the Company’s assets are located in Canada.

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
June 30, 2005

10. Subsequent Events

On July 5, 2005, the Company issued a 6% convertible note for $110,000 maturing in June 30, 2010. The unpaid principal bears no interest until June 30, 2007. Conversion feature is allowable at any time into common stock at a share price of $0.10. On July 6, 2005, the Company converted 291,000 shares of common stock for a value of $66,000 at a share price of $0.10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “Company” and “Encore” mean Encore Clean Energy, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the six months ended June 30, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months includes the following elements:

1.		We will continue the research and development of our Encore products. Initially we plan to focus on the continuing development and commercialization of the HeatSeekerTM waste heat recovery unit, the EliminatorTM Rankine Cycle liquid pump elimination process, the SideWinderTM VAWT, the RiverBankTM hydro turbine and our latest design, the MPGTM accelerated magnetic piston generator. In pursuit of this, we:

(a)

will pursue the development and testing of our HeatSeekerTM , EliminatorTM , SideWinderTM , RiverBankTM and MPGTM prototypes on various applications. We anticipate that the development and testing programs for these products will continue for the foreseeable future. The results of these testing programs will be used to further refine the product designs and identify the optimal sizes and configurations for various commercial and consumer applications. Our SideWinderTM and RiverBankTM technologies are currently being developed through World, Wind and Water Energy LLC, our joint venture operation with the Abell Foundation, Inc. and Robert D. Hunt. In addition, we have agreed to form a joint venture with ThermaSource, Inc. a California geothermal energy consultant, to develop our MPGTM and HeatSeekerTM technologies for application in the fields of geothermal and hydrothermal energy.

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

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. This amount is in excess of our current cash reserves. It is anticipated that the Encore Business will not generate any significant revenues over the next twelve months and we do not anticipate earning sufficient income from the Ignite Business to fund our development plan for the Encore Business. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Revenue	$853,326	$817,854	4.3%	$1,400,360	$1,445,236	(3.1%)
Cost of Revenue	(645,645)	(680,334)	(3.8)%	(1,031,038)	(1,021,596)	0.9%
Operating Expenses	(546,259)	(363,529)	50.3%	(1,004,922)	(846,676)	18.7%
Other Expenses	(182,676)	(35,431)	415.6%	(274,213)	(146,990)	86.6%
Net Loss	$(521,254)	$(261,440)	99.4%	$(909,812)	$(570,026)	59.6%

Revenue

For the last fiscal quarter, revenues were generated solely from the Ignite Business. We did not earn revenues from our Encore Business and there is no assurance that we will be able to do so in the future.

We experienced a slight increase in our revenues during the second fiscal quarter of 2005 as compared to the same period in 2004. This increase is due to short-term fluctuations which occur in the retail advertising industry as well as the addition of 2 new clients.

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

Cost of Revenue

Cost of revenue for the Ignite Business represents the cost of advertising purchased for clients. The decrease in our cost of revenue as compared to the second fiscal quarter of 2004 is a result of the fact that we have increased the number of creative and production services conducted by us in-house. By conducting a greater portion of the creative and production services in-house, we have decreased the cost of advertising services that must be purchased for our clients and increased our gross profits.

Operating Expenses

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Depreciation	$2,973	$8,272	(64.1)%	$8,816	$15,414	(42.8)%
Salaries and Fringe	148,760	167,199	(11.0)%	310,521	349,987	(11.3)%
Benefits
Legal and Accounting	57,116	28,808	98.2%	71,553	89,614	(20.2)%
Consulting Fees and	169,070	108,744	55.5%	377,449	274,859	37.3%
Computer Services
Phones and Utilities	8,042	6,149	30.8%	11,435	11,855	(3.5)%
Rent	28,572	24,720	15.6%	57,570	65,899	(12.6)%
Advertising and	91,775	3,374	2,620.1%	101,634	6,734	1,409.3%
Promotion
Other selling, general	39,951	16,262	145.7%	65,944	32,314	104.1%
and administrative
Total Operating	$546,259	$363,529	50.3%	$1,004,922	$846,676	18.7%
Expenses

Our total operating expenses incurred during the quarter ended June 30, 2005 increased by $182,730 or 50.3% over our operating expenses incurred during the same period ended June 30, 2004. This increase in our operating expenses was primarily attributable to significant increases to our legal and accounting fees, consulting fees and computer services, advertising and promotion expenses and other selling, general and administrative expenses.

The increase in consulting fees and computer services for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, is primarily the result of additional consulting costs associated with the development of our clean energy technologies for the Encore Business.

During the quarter ended June 30, 2005, we commenced a marketing and advertising campaign in order to promote public awareness of developments in our clean energy technologies for the Encore Business. As a result, we experienced a significant increase in the advertising and promotion expenses that we incurred during the period as compared to the same period ended June 30, 2004.

The increase in selling, general and administrative costs during the quarter ended June 30, 2005 compared to the same period in 2004 is a direct result of our increased spending to support the Encore Business.

We also experienced a decrease in amounts incurred as a result of salaries and fringe benefits during the quarter ended June 30, 2005. This decrease is largely a result of the amalgamation of Forge Marketing Inc.’s operations into Ignite Communications and the subsequent decrease in staffing levels.

Interest Expenses

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Interest Expenses	182,676	35,431	415.6%	274,212	146,990	86.6%

The increase in interest expenses during the quarter ended June 30, 2005 as compared to the same period in 2004 is primarily attributable to interest and financing charges related to advances from related parties and loans repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At June 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$248,006	$144,651	71.4%
Current Liabilities	(3,453,157)	(3,182,031)	8.5%
Working Capital Deficit	$(3,205,151)	$(3,037,380)	5.5%

Cash Flows

	Six Months Ended June 30
	2005	2004
Net Cash from (used in) Operating Activities	$(573,616)	$(444,519)
Net Cash from (used in) Investing Activities	(1,701)	(1,758)
Net Cash from (used in) Financing Activities	585,288	434,286
Net Increase (decrease) in Cash During Period	$14,535	$(335)

The increase in our current assets is primarily attributable to an increase in accounts receivable, which increased by $53,748 or 40.8% from December 31, 2004. In addition, we have recorded investments in the amount of $30,518 on account of shares of a publicly traded company that we received in settlement of an accounts receivable debt. The increase in our current liabilities is primarily attributable to increases in our accounts payable, which increased by $105,827 or 5.5% from December 31, 2004, and to increases in the current portion of amounts due to related parties, which increased by $156,121 or 18.1% from December 31, 2004.

Cash provided by financing activities for the six months ended June 30, 2005 consisted primarily of the following:

- We recorded as cash received from issuance of LLC subsidiary units, $100,000 in capital contributions made by the Abell Foundation, Inc. to our joint venture enterprise, World, Wind and Water Energy LLC.

- In August, 2005 we issued 300,000 shares of our Series A Convertible Preferred Stock at a price of $0.50 per share to a number of accredited investors. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

- During the six months ended July, 30, 2005, we received financing from related parties in the amount of $225,545. There are no fixed terms of repayment attached to the amounts advanced.

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

Our ability to meet our current obligations is dependent upon continued advances from related parties, upon our ability to increase our revenues while maintaining expenses and upon our ability to achieve additional financing. If we are unable to meet our current obligations, we may be forced to significantly scale back our business operations with the result that our ability to earn revenues and achieve profitability may be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

RISKS AND UNCERTAINTIES

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
  public demonstration of prototypes;
  marketing and promotion of our Encore products, including building recognition of the Encore name;
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

Liquidity and Future Operations

Our plan of operation calls for significant expenses in connection with the development of our Encore Products. Our current operating funds and revenues are insignificant compared to the funding required to complete our plan of operation which will require an estimated $2,000,000 to be spent over the next 12 months developing and marketing prototypes of our Encore products in order to accomplish our goals. As of June 30, 2005, we had cash in the amount of $14,535 and a working capital deficit of $3,205,151. Our ability to meet our obligations in the ordinary course of our operations is dependent on our ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, debt collaborative or other arrangements.

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

Risks Related To The Protection Of Intellectual Property Rights

Ownership of patent applications of the Cryotherm technologies invented by Robert Hunt resides with Mr. Hunt, who has provide us with an exclusive worldwide license to make, use and sell products based on such patent applications in consideration of license fees and royalties. We are relying on the patent applications of Mr. Hunt to protect our core technologies and products from competition.

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

Limited Experience of Management

Although our management collectively has significant business experience, most of our current officers and directors have limited experience with the clean energy business in particular. There is no assurance that we have or will acquire the skills necessary to enable the Encore Business to be profitable

We Have A Limited Operating History In The Energy Business

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

Risks and Uncertainties Related to the Ignite Business

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

Continued Development And Use Of The Internet Infrastructure Is Critical To Ignite’s Ability To Offer Our Services

We depend heavily on third-party providers of internet and related telecommunication services to operate our online direct marketing service. Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. If outages or delays occur frequently in the future, internet usage and the usage of our products and services could grow more slowly or decline. If internet usage grows, the internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Series A Convertible Preferred Stock

Effective on April 20, 2005, we accepted the subscription of an unrelated corporate investor (the “Corporate Investor”) for a total of 300,000 shares of Series A Convertible Preferred Stock at a price of $0.50 per share for total aggregate proceeds of $150,000. These shares were issued in reliance on the exemptions to registration contained in Regulation D and Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”).

Due to an administrative error, share certificates representing the Series A Convertible Preferred stock were issued prior to the filing of the Certificate of Designation with the Delaware Secretary of State. As a result, we have cancelled the previously issued share certificates and will re-issue new certificates upon receipt of the cancelled certificates.

Issuance of Common Stock to Consultants

Effective June 1, 2005, we entered into consulting contracts with two companies resident in Canada (each a “Canadian Consultant”) for the provision of investor relations services. Each of these contracts calls for the Canadian Consultant to be paid fees in the amount of $4,500 per month, payable by the issuance of 10,000 shares of our common stock, which shares are to be issued to the Canadian Consultants on a quarterly basis. As a result, effective July 15, 2005, we issued an aggregate of 60,000 shares of our common stock (30,000 shares each) to the Canadian Consultants. These shares were issued to the Canadian Consultants in reliance of Regulation S promulgated under the Securities Act on the basis that the Canadian Consultants were not “U.S. persons” as defined in Regulation S.

Effective July 15, 2005, we entered into an additional consulting contract with a company resident in the United States (the “US Consultant”), also for the provision of investor relations services. The contract calls for the US consultant to be paid fees of $3,000 US per month, plus an additional equity based consulting fee of $20,000 per each three month period, payable by the issuance of 100,000 shares of our common stock, which shares are to be issued at the end of each such three month period. As a result, effective July 15, 2005, we issued an aggregate of 100,000 shares of our common stock to the US Consultant. These shares were issued to the US Consultant in reliance of the exemptions to registration contained in Regulation D promulgated under the Securities Act on the basis that the US Consultant is an “accredited investor” as that term is defined in Regulation D.

Issuance of Convertible Note

Effective July 5, 2005, we issued a convertible note to Robert D. Hunt in the principal amount of $375,000, with interest payable at a rate of 6% per annum, beginning on July 1, 2007 and maturing on June 30, 2010 (the “Hunt Convertible Note”). Mr. Hunt acts as one of our principal consultants and is one of our principal stockholders. The terms of the Hunt Convertible Note provide that, at any time prior to payment of the Hunt Convertible Note in full, Mr. Hunt may convert the principal balance outstanding and any accrued and unpaid interest into shares of our common stock at a conversion price of $0.10 per share. However, we may, at our option, elect to pay any accrued interest amounts in cash. The Hunt Convertible Note was issued in settlement of the amounts accrued and owing to Mr. Hunt from the beginning of the year to June 30, 2005 under our licensing agreement with him. The Hunt Convertible Note was issued pursuant to the exemptions to registration contained in Regulation D promulgated under the Securities Act on the basis that Mr. Hunt is an “accredited investor” as defined in Regulation D. Immediately upon issuance of the Hunt Convertible Note, Mr. Hunt exercised his conversion rights with respect to $66,000 of the principal amount, and directed us to issue the shares to the Abell Foundation, Inc. and two individual investors. The Abell

Foundation is one of the principal members of our joint venture, World, Wind and Water Energy LLC. The shares were issued to the Abell Foundation and the individual investors in reliance of the exemptions to registration set out in Section 4(2) of the Securities Act and in Regulation D promulgated under the Securities Act on the basis that the Abell Foundation is an “accredited investor”, as defined in Regulation D and that the individual investors have a long standing personal relationship with Mr. Hunt, our principal consultant and an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Entry Into Material Definitive Agreements

Advertising and Promotion Agreement with Free Market News Network

Effective April 18, 2005, we entered into an advertising and promotions agreement with the Free Market News Network, Corp. (“FMNN”), an internet based news network, whereby FMNN has agreed to provide us with internet coverage and advertising services. In exchange, we have agreed to pay FMNN a fee of $60,000 upon execution of the agreement plus a monthly fee of $10,000 for the first six months of the agreement. A copy of this agreement is attached as an exhibit to this Quarterly Report.

Agreements with Canadian Investor Relations Consultants

Effective June 1, 2005, we entered into agreements with two investor relations consultants located in Canada for the provision of investor relations, business promotion and general business services for a period of twelve months. Each of these agreements called for the consultants to be paid a monthly consulting fee of $4,500 per month, payable by the issuance of $10,000 shares of our common stock per month, which shares are to be issued to the consultants on a quarterly basis. A copy of the consulting agreements are attached as exhibits to this Quarterly Report.

Amendment to Licensing Agreement with Robert D. Hunt

Effective July 5, 2005, we issued a $110,000 convertible note to Robert D. Hunt, the inventor of most of the technologies underlying the Encore Business and our principal stockholder. The terms of the convertible note are described in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report. In addition, we reached an agreement with Mr. Hunt such that the $20,000 per month royalty advances/consulting fees that we are required to pay Mr. Hunt through to May 31, 2006 under our licensing agreement with him may be paid in shares of our common stock at a rate of $0.10 per share. A copy of our agreement with Mr. Hunt and a copy of the convertible note agreement have been filed as exhibits to this Quarterly Report.

Agreement with US Investor Relations Consultant

Effective July 15, 2005, we entered into an agreement with an investor relations consultant based in Georgia for the provision of investor relations services and to act as a “finder” for sourcing potential financing opportunities for us. The agreement extends for a period of twelve months and calls for us to pay the consultant a fee of $3,000 per month plus an additional fee of $20,000 per three month period, which additional fee is payable by the issuance of 100,000 shares of our common stock each quarter. In addition, we have agreed to pay the consultant a finders fee equal to 7.5% of the gross proceeds of any equity financings completed as a result of its efforts or the right to participate in 10% of the equity offering. For any debt financings completed as a result of the consultants efforts, we have agreed to pay a finders fee equal to 3% of the gross proceeds, payable in cash or, at the option of the consultant, warrants to acquire shares of our common stock.

Letter Agreement for California Geothermal Joint Venture

Effective August 5, 2005, we signed a letter agreement with ThermaSource Inc., a California based geothermal consulting company, to form a joint venture for the purpose of developing our MPGTM magnetic piston generator and HeatSeekerTM waste heat recovery technologies for use in the fields of geothermal and hydrothermal energy production. Pursuant to this agreement, we will grant a sub-license for our intellectual property rights to these technologies to the joint venture for use exclusively within California. ThermaSource will contribute its engineering and technical expertise in the areas of drilling, constructing and operating geothermal facilities. Encore will provide the initial funding to the joint venture. Louis Capuano, President of ThermaSource, will act as the managing director of the joint venture and will receive a minimum consulting fee of $10,000 per month. A copy of the letter agreement is attached as an exhibit to this Quarterly Report.

Unregistered Sales of Equity Securities

Since the end of our fiscal quarter ended March 31, 2005, we have completed those sales of our equity securities described in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock.
3.3	Bylaws as Amended.(2)
10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt(1)
10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc.(1)
10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement.(1)
10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)
10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (4)
10.6	Limited Liability Company Agreement of World, Wind and Water LLC, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and The Abell Foundation, Inc.(5)
10.7	First Amendment to the Limited Liability Company Agreement of World, Wind and Water Energy LLC dated January 14, 2005.(5)
10.8	Technology Contribution Agreement, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and World, Wind and Water Energy LLC.(5)

Exhibit Number	Description of Exhibit

10.9	Convertible Note Agreement dated January 14, 2005 between Encore Clean Energy, Inc. and Robert Hunt.(6)
10.10	Web Coverage and Advertising Services Agreement dated effective as of April 18th , 2005 between Encore Clean Energy, Inc. and Free-Market News Network, Corp.
10.11	Consulting Agreement dated June 1, 2005 between Encore Clean Energy, Inc. and McCreath Communications.
10.12	Consulting Agreement dated June 1, 2005 between Encore Clean Energy, Inc. and tinePublic Inc.
10.13	Letter Agreement dated July 5, 2005 between Encore Clean Energy, Inc. and Robert D. Hunt.
10.14	Convertible Note Agreement dated July 5, 2005 between Encore Clean Energy, Inc. and Robert D. Hunt.
10.15	Consulting Agreement dated July 15, 2005 between Encore Clean Energy, Inc. and C&H Capital, Inc.
10.16	Letter Agreement dated August 5, 2005 between Encore Clean Energy, Inc. and ThermaSource, Inc.
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as exhibits to our Annual Report on Form 10-KSB, filed with the SEC on May 17, 2004.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on Mary 13, 2002.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 15, 2003.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 19, 2005.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 18, 2005.

(b) Current Reports On Form 8-K.

We have filed the following reports on Form 8-K since the end of our fiscal quarter ended March 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

April 19, 2005	May 16, 2005	Disclosing restatement of the Company’s December 31, 2003 audited financial statements and March 31, 2004, June 30, 2004 and September 30, 2004 unaudited interim financial statements.
August 5, 2005	August 8, 2005	Disclosing dismissal of KPMG LLP as principal independent accountant and appointment of Dohan and Company, PA as principal independent accountant

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

Dated: September 6, 2005

By:	/s/ Daniel Hunter

Daniel Hunter
Chief Executive Officer and
Chief Financial Officer