Form 10QSB
period 2005-09-30
ENCORE CLEAN ENERGY INC
filed 2005-12-15
CIK 1036588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission File Number: 000-26047

ENCORE CLEAN ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	65-0609891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,906,975 shares of common stock, $0.001 par value per share, issued and outstanding as of November 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Encore Clean Energy, Inc.
Consolidated Balance Sheet (unaudited)
expressed in United States dollars)

September 30,
2005

Assets

Current assets:
Cash and cash equivalents	$165
Investment	14,966
Accounts receivable	130,290
Prepaid expenses	28,801
Other assets	2,193
Deferred tax asset less valuation allowance of $1,663,200	-

Total current assets	176,415

Property and equipment, less accumulated depreciation	61,290

TOTAL ASSETS	$237,705

Liabilities and Deficiency in Assets

Current liabilities:
Bank indebtedness	$95,159
Accounts payable and accrued liabilities	2,060,761
Credit facility	380,368
Due to related parties - current portion	1,284,773
Capital lease obligation - current portion	7,324

Total current liabilities	3,828,385

Due to related parties	1,293,204
Minority interest	100,000
Capital lease obligations	5,181

Total liabilities	5,226,770

Deficiency in assets:
Common stock, .001 par value; 18,000,000 share authorized; 14,406,975
issued and outstanding	14,407
Series A convertible preferred shares, .001 par value; 300,000 shares authorized;
300,000 issued	150,000
Additional paid-in capital	6,347,381
Deficit	(10,930,761)
Accumulated other comprehensive loss	(570,092)

Total deficiency in assets	(4,989,065)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$237,705

See accompanying notes to unaudited consolidated financial statements

F1

Encore Clean Energy, Inc.
Consolidated Statements of Operations (unaudited)
(expressed in United States dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue	$646,999	$561,613	$2,047,359	$2,006,849

Cost of revenue	558,933	370,976	1,589,971	1,392,572

Gross profit	88,066	190,637	457,388	614,277

Operating expenses:
Depreciation	6,166	7,194	14,982	22,608
Salaries and benefits	165,269	170,767	475,790	520,754
Legal and accounting	78,126	22,407	149,679	112,021
Consulting fees and
computer services	161,746	106,070	539,195	380,929
Phones and utilities	4,979	5,806	16,414	17,661
Rent	29,866	26,659	87,436	92,558
Advertising and promotion	5,014	3,114	106,648	9,848
Other selling, general
and administrative	34,787	23,176	100,731	55,490
Total operating expenses	485,953	365,193	1,490,875	1,211,869

Loss from operations	(397,887)	(174,556)	(1,033,487)	(597,592)

Interest expense	(91,109)	(77,116)	(365,321)	(224,106)

Loss before taxes	(488,996)	(251,672)	(1,398,808)	(821,698)

Provision for income taxes	-	-	-	-

Net loss	(488,996)	(251,672)	(1,398,808)	(821,698)

Deficit, beginning of period	(10,441,765)	(6,722,084)	(9,531,953)	(6,152,058)

Deficit, end of period	$(10,930,761)	$(6,973,756)	$(10,930,761)	$(6,973,756)

Net loss per common share,
basic and diluted	$(0.04)	$(0.02)	$(0.10)	$(0.06)

Weighted average common
shares outstanding, basic
and diluted	14,406,975	12,840,528	14,406,975	12,840,528

See accompanying notes to the unaudited consolidated financial statements

F2

Encore Clean Energy, Inc.
Consolidated Statements of Cash Flows (unaudited)
(expressed in United States dollars)

	Nine Months Ended
	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,398,808)	$(821,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,983	22,608
Loss on settlement of accounts receivable	20,305	-
Stock based compensation	21,678	112,632
Common stock issued for services	92,050	-
Accrual of consulting fees	180,000	-
Write-down of investment	16,364	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(45,377)	38,097
Decrease in prepaid expenses and other assets	(18,205)	(10,962)
Increase in accounts payable and accrued liabilities	206,318	136,712
Net cash used in operating activities	(910,692)	(522,611)

Cash flows used in investing activities:
Purchase of property and equipment	(6,222)	(6,631)
Net cash used in investing activities	(6,222)	(6,631)

Cash flows from financing activities:
Principal payments on obligations under capital leases	(1,608)	(4,967)
Proceeds from (repayment of) bank indebtedness	71,054	(82,447)
Proceeds from credit facility	(3,616)	-
Proceeds from notes payable	-	180,000
Cash received from issuance of LLC subsidiary units to
minority shareholders	100,000	-
Proceeds from preferred share offering	150,000	-
Proceeds from loans payable	-	360,997
Advances from related parties, net	378,031	84,265
Net cash provided by financing activities	693,861	537,848

Effect of exchange rate on cash	223,218	(9,134)
Increase (decrease) in cash	165	(258)

Cash, beginning of period	-	335

Cash, end of period	$165	$77

Supplementary information:
Interest paid	$308,300	$6,425
Income taxes paid	-	-
Investment received on settlement of accounts receivable	30,605	-
Shares issued on conversion of note	66,000	-
Accounts payable settled for shares	100,000	-

See accompanying notes to the unaudited consolidated financial statements.

F3

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
September 30, 2005

1.	The Company and Description of Business:

Encore Clean Energy, Inc. (the “Company”) was originally incorporated on May 12, 1995, under the laws of the State of Florida. On May 13, 2002, the Company changed its state of jurisdiction to Delaware. On December 1, 2003, the Company merged with, Cryotherm, Inc., now a wholly-owned subsidiary, under the laws of Delaware and changed its name to Encore Clean Energy, Inc.

The Company is currently engaged in the following business:

(a)	The business of creating and commercializing products that generate electricity without burning fossil fuels; and
(b)	The provision of “permission-based” e-mail marketing and integrated advertising strategies services through its wholly-owned subsidiary Ignite Communications Inc.

2.	Liquidity and Future Operations:

The Company incurred a net loss in the quarter ending September 30, 2005, and has sustained negative cash flows from operations since its inception. At September 30, 2005, the Company has negative working capital of $3,651,970. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to increase profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

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

The unaudited consolidated financial statements of the Company at September 30, 2005, and for the nine month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2004, and the notes thereto included in the Company’s Annual Report on Form 10-KSB.

F4

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
September 30, 2005

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

During the nine months ended September 30, 2005, the Company obtained financing from related parties totaling $497,656 with no fixed terms of repayment.

F5

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
September 30, 2005

7.	Comprehensive Income (Loss):

Comprehensive loss for each of the periods presented is as follows:

		Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
Net loss	$	(488,996)	$	(261,440)	$	(1,398,808)	$	(821,698)
Other comprehensive income/ (loss): Foreign currency translation adjustment		(118,798)		35,955		(84,281)		9,134
Comprehensive loss	$	(640,054)	$	(215,717)	$	(1,483,091)	$	(812,564)

8.	Segmented Information

The Company has two segments although only one operating segment has reportable activity at this time. This segment controls advertising services and commercializing products that generate electricity without burning fossil fuels, and the chief operating decision maker makes decisions about allocating resources based on each operating segment. All of the Company’s sales relate to the advertising services operating segment and are to Canadian customers. Substantially all of the Company’s assets are located in Canada.

F6

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
September 30, 2005

9.	Commitment

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

Effective August 29, 2005, we entered into an additional letter agreement with a related party assigning all of their interest in the MPG technology. In consideration we issued warrants to purchase 1,500,000 shares of common stock at $0.20 per share. As of the date of this filing no change to the status of this agreement has occurred.

Effective September 9, 2005, we have entered into a development and license agreement with ISE Corporation to build a prototype unit of the MPG to be used as a prime electric generator in hybrid-electric Heavy Duty Motor Vehicles. For this effort, the Company will pay $260,000 payable in two installments of $100,000 within the next 60 and 120 days respectively and the final installment for the first phase within the next 180 days. If the first phase is successful, we will also fund the second phase currently estimated at $600,000.

F7

ENCORE CLEAN ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in United States Dollars
September 30, 2005

10.	Subsequent Event

On October 21, 2005, the Company’s state of incorporation relocated from Delaware to Nevada and our authorized capital increased to 100,000,000 shares of Common Stock and 20,000,000 shares of preferred stock.

On October 21, 2005, each share of our Series A Convertible Preferred Stock outstanding was converted into five shares of our Common Stock and warrants to purchase an additional five shares of our Common Stock at a price of $0.25 per share. We had 300,000 shares of Series A Stock outstanding. As such, we issued 1,500,000 shares of our Common Stock and Series A Warrants to acquire an aggregate of 1,500,000 additional shares of Common Stock at a price of $0.25 per share.

F8

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the nine months ended September 30, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Effective October 21, 2005, we completed a merger with a Nevada corporation also named Encore Clean Energy, Inc. (“Encore Nevada”). As a result of completing this merger, our jurisdiction of incorporation has been changed from the State of Delaware to the State of Nevada. In addition, our authorized capital was increased to include 100,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. (See Part II, Item 4 “Submission of Matters to a Vote of Security Holders.”)

We are currently engaged in the following businesses:

(i)

The Encore Business: The Encore Business involves developing and commercializing proprietary “clean-energy” technologies that we have acquired through our acquisition of Cryotherm. Our plan for this segment of our business involves creating products that will be targeted at creating lower-cost, cleaner ways to generate electricity without the burning of fossil fuels.

(ii)

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

PLAN OF OPERATION

Our plan of operation for the next twelve months includes the following elements:

1.

We will continue the research and development of our Encore products. Initially we plan to focus on the continuing development and commercialization of the HeatSeekerTM waste heat recovery unit, the EliminatorTM Rankine Cycle liquid pump elimination process, the SideWinderTM VAWT, the

RiverBankTM hydro turbine and our latest design, the MPGTM accelerated magnetic piston generator. In pursuit of this, we will:

(a)

Pursue the development and testing of our HeatSeekerTM , EliminatorTM , SideWinderTM , RiverBankTM and MPGTM prototypes on various applications. We anticipate that the development and testing programs for these products will continue for the foreseeable future. The results of these testing programs will be used to further refine the product designs and identify the optimal sizes and configurations for various commercial and consumer applications. Our current development programs include:

(i) The development of our SideWinderTM and RiverBankTM technologies through World, Wind and Water Energy LLC, our joint venture operation with the Abell Foundation, Inc. and Robert D. Hunt.

(ii)

The development of our MPGTM and HeatSeekerTM technologies for geothermal and hydrothermal energy applications through a joint venture operation with ThermoSource, Inc., a California geothermal energy consulting company.

(iii)

The development of our MPGTM technology as an electrical generator for hybrid-electric heavy duty motor vehicles such as buses, garbage truck and delivery trucks being conducted by ISE Corporation under a Development and License Agreement signed with ISE in September.

(b)

Refine our marketing and sales program for each of the products. The anticipated costs of manufacturing each product will be analyzed using the final designs and specifications for each. These costs will be used to develop a business model for various applications. The business models will be analyzed in order to identify the optimum target market for each of the products. We anticipate that the optimum market will depend on various factors, including the energy source, the electricity that can be generated based on the available energy source, the manufacturing costs and installation costs and the price of electricity in the targeted customer’s market. If we are able to develop fully functional prototypes of any of our Encore Products, of which there is no assurance, we intend to invite industry representatives to Robert Hunt’s facility located in Pass Christian, Mississippi in order demonstrate the potential benefits of those technologies. Mr. Hunt is the inventor of the clean-energy technologies that we are currently developing. Mr. Hunt is also one of our principal stockholders and acts as one of our consultants.

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

We anticipate spending approximately $2,500,000 in pursuing our plan of operation over the next twelve months. This amount is in excess of our current cash reserves. It is anticipated that the Encore Business will not generate any significant revenues over the next twelve months and we do not anticipate earning sufficient income from the Ignite Business to fund our development plan for the Encore Business. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Revenue	$646,999	$561,613	15.2%	$2,047,359	$2,006,849	2.0%
Cost of Revenue	(558,933)	(370,976)	50.7%	(1,589,971)	(1,392,572)	14.2%
Operating Expenses	(485,953)	(365,193)	33.1%	(1,490,875)	(1,211,869)	23.0%
Interest Expenses	(91,109)	(77,116)	18.2%	(365,321)	(224,106)	63.0%
Net Loss	$(488,996)	$(251,672)	94.3%	$(1,398,808)	$(821,698)	70.2%

Revenue

For the last fiscal quarter, revenues were generated solely from the Ignite Business. We did not earn revenues from our Encore Business and there is no assurance that we will be able to do so in the future.

We experienced an increase in our revenues during the third fiscal quarter of 2005 as compared to the same period in 2004. This increase is due to the addition of two new clients.

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

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the third and fourth calendar quarters. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

Cost of Revenue

Cost of revenue for the Ignite Business represents the cost of advertising purchased for clients. The increase in our cost of revenue as compared to the third fiscal quarter of 2004 is a direct result of our increased revenue.

Operating Expenses

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Depreciation	$6,166	$7,194	(14.2)%	$14,982	$22,608	(33.7)%
Salaries and Fringe	165,269	170,767	(3.2)%	475,790	520,754	(8.6)%
Benefits
Legal and Accounting	78,126	22,407	248.7%	149,679	112,021	33.6%
Consulting Fees and	161,746	106,070	52.5%	539,195	380,929	41.5%
Computer Services
Phones and Utilities	4,979	5,806	(14.2)%	16,414	17,661	(7.1)%
Rent	29,866	26,659	12.0%	87,436	92,558	(5.5)%
Advertising and	5,014	3,114	61.0%	106,648	9,848	982.9%
Promotion
Other selling, general	34,787	23,176	50.1%	100,731	55,490	81.5%
and administrative
Total Operating	$485,953	$365,193	33.1%	$1,490,875	$1,211,869	23.0%
Expenses

Our total operating expenses incurred during the quarter ended September 30, 2005, increased by $32,694 or 33.1% over our operating expenses incurred during the same period ended September 30, 2004. This increase in our operating expenses was primarily attributable to significant increases to our legal and accounting fees, consulting fees and computer services, advertising and promotion expenses and other selling, general and administrative expenses.

The increase in consulting fees and computer services for the quarter ended September 30, 2005, compared to the three and nine month periods ended September 30, 2004, is primarily the result of additional consulting costs associated with the development of our clean energy technologies for the Encore Business.

During the quarter ended June 30, 2005, we commenced a marketing and advertising campaign in order to promote public awareness of developments in our clean energy technologies for the Encore Business. As a result, we experienced a significant increase in the advertising and promotion expenses that we incurred during the period ended September 30, 2005 as compared to the same period ended in 2004.

The increase in selling, general and administrative costs during the quarter ended September 30, 2005 compared to the same period in 2004 is a direct result of our increased spending to support the Encore Business.

We also experienced a decrease in amounts incurred as a result of salaries and fringe benefits during the quarter ended September 30, 2005. This decrease is largely a result of the amalgamation of Forge Marketing Inc.’s operations into Ignite Communications and the subsequent decrease in staffing levels.

Interest Expenses

The increase in interest expense during the quarter ended September 30, 2005, as compared to the same period in 2004, is primarily attributable to interest and financing charges related to advances from related parties and loans repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$176,415	$144,651	22.0%
Current Liabilities	(3,828,385)	(3,182,031)	20.3%
Working Capital Deficit	$(3,651,970)	$(3,037,380)	20.2%

Cash Flows
	Nine Months Ended September 30
	2005	2004
Net Cash from (used in) Operating Activities	$(910,692)	$(522,611)
Net Cash from (used in) Investing Activities	(6,222)	(6,631)
Net Cash from (used in) Financing Activities	693,861	537,848
	223,218	(9,134)
Net Increase (decrease) in Cash During Period	$165	$(528)

The increase in our current assets is primarily attributable to an increase in prepaid expenses, which increased by $15,886 or 123.0% from December 31, 2004. In addition, we have recorded investments in the amount of $14,966 on account of shares of a publicly traded company that we received in settlement of an accounts receivable debt. The increase in our current liabilities is primarily attributable to increases in our accounts payable, which increased by $140,111 or 7.3% from December 31, 2004, and to increases in the current portion of amounts due to related parties, which increased by $424,271 or 49.3% from December 31, 2004.

Cash provided by financing activities for the nine months ended September 30, 2005 consisted primarily of the following:

(a)

We recorded as cash received from the issuance of LLC subsidiary units, $100,000 in capital contributions made by the Abell Foundation, Inc. to our joint venture enterprise, World, Wind and Water Energy LLC.

(b)	During the nine months ended September, 30, 2005, we received financing from related parties in the amount of $378,031. There are no fixed terms of repayment attached to the amounts advanced.

(c)	We received financing from proceeds from bank indebtedness in the amount of $71,054.

(d)	In August, 2005, we issued 300,000 shares of our Series A Convertible Preferred Stock at a price of $0.50 per share to a number of accredited investors for total proceeds of $150,000.

We anticipate that we will require financing in the amount of $2,500,000 in order to fund our plan of operation over the next twelve months. In addition to financing our development plans for the Encore Products, we anticipate that we will continue to require additional financing to fund the Ignite Business which continues to consume more cash in operating activities than is generated. We plan to pursue additional bank debt and equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operation for the next twelve months. We do not have any arrangements in place for equity financing and there is no assurance that any equity financing will be achieved. If equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution. In addition to third party debt financing and equity financings, we have sustained our operations to date with advances from related parties, however we do not have any formal financing arrangements in place with any of these related parties and there is no assurance that they will continue to provide us with funds.

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

Liquidity and Future Operations

Our plan of operation calls for significant expenses in connection with the development of our Encore Products. Our current operating funds and revenues are insignificant compared to the funding required to complete our plan of operation which will require an estimated $2,500,000 to be spent over the next 12 months developing and marketing prototypes of our Encore products in order to accomplish our goals. As of September 30, 2005, we had cash in the amount of $165 and a working capital deficit of $3,651,970. Our ability to meet our obligations in the ordinary course of our operations is dependent on our ability to establish profitable operations and positive cash flows from operating activities or to obtain additional funding through public or private equity financing, debt collaborative or other arrangements.

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

All unregistered sales of our equity securities made during the period covered by this Quarterly Report have been previously disclosed in reports filed by us with the SEC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On October 5, 2005, we held our Annual Meeting of the Stockholders at our offices at Suite 610 – 375 Water Street, Vancouver, BC, Canada. The following matters were voted upon at the meeting:

1.	Election of Directors

The following individuals were elected to our board of directors, and will hold those positions until the next annual meeting of our stockholders or until their respective successors have been elected:

	For	Against	Withheld /
			Abstained

Daniel B. Hunter	11,464,037	0	9,449
Donald J. MacKenzie	11,464,037	0	9,449
Lawrence M. Shultz	11,464,037	0	9,449

2.	Merger with Encore Nevada

The merger with Encore Nevada, a Nevada corporation incorporated for the sole purpose of changing our jurisdiction of incorporation from the State of Delaware to the State of Nevada, was approved at the meeting.

For	Against	Withheld /
		Abstained

10,646,899	669,758	500

The merger with Encore Nevada was completed on October 21, 2005. As such, our legal domicile is now the State of Nevada.

3.	2003 Stock Incentive Plan

The adoption of our 2003 Stock Incentive Plan was approved at the meeting.

For	Against	Withheld /
		Abstained

10,604,643	711,714	800

4.	Increase in Authorized Capital

An increase in our authorized capital to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock was approved at the meeting.

For	Against	Withheld

10,605,439	711,718	0

The increase in our authorized capital was effected on October 21, 2005 upon completion of the merger with Encore Nevada.

ITEM 5.	OTHER INFORMATION.

Except as may be described in this section, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been disclosed in reports previously filed by us with the SEC.

Other Information

On October 5, 2005, at our Annual Meeting of the Stockholders, our stockholders approved of our merger with Encore Nevada and an increase in our authorized capital to 100,000,000 shares of Common Stock and 20,000,000 shares of preferred stock. Pursuant to our Articles of Incorporation, as amended, each share of Series A Convertible Preferred Stock (“Series A Stock”) outstanding is convertible into five (5) shares of our Common Stock and warrants to purchase an additional five (5) shares of our Common Stock at a price of $0.25 per share (the “Series A Warrants”). The conversion provisions of the outstanding shares of Series A Stock were automatically deemed to have been exercised upon our stockholders having approved the increase in our authorized capital as described above. The Series A Warrants will expire at 5:00 PM (Pacific Standard Time) on October 26, 2007.

On October 5, 2005 (the “Conversion Date”), we had 300,000 shares of Series A Stock outstanding. As such, effective on the Conversion Date, we issued 1,500,000 shares of our Common Stock and Series A Warrants to acquire an aggregate of 1,500,000 additional shares of Common Stock at a price of $0.25 per share. Certificates for the Series A Warrants and shares of Common Stock issuable upon conversion are being issued to the former holders of our Series A Stock upon the surrender for cancellation of share certificates representing such Series A Stock.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits and Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Merger, including Plan of Merger and Bylaws of Encore Clean Energy, Inc. (Nevada) attached as Exhibit B to the Plan of Merger.
10.1	Exclusive License Agreement between Cryotherm, Inc. and Robert D. Hunt(1)
10.2	Letter Joint Projects, License and Consulting Agreement between Cryotherm, Inc. and Centripetal Dynamics, Inc.(1)

Exhibit Number	Description of Exhibit

10.3	Letter Agreement between Encore Clean Energy, Inc. and Centripetal Dynamics, Inc. extending the terms of the Joint Projects, License and Consulting Agreement.(1)
10.4	Purchase Agreement and Plan of Reorganization dated July 28, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (2)
10.5	Amendment to Purchase Agreement and Plan of Reorganization dated August 25, 2003 between Forge, Inc., Cryotherm, Inc. and the major shareholders of Cryotherm, Inc. (3)
10.6	Limited Liability Company Agreement of World, Wind and Water LLC, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and The Abell Foundation, Inc.(4)
10.7	First Amendment to the Limited Liability Company Agreement of World, Wind and Water Energy LLC dated January 14, 2005.(4)
10.8	Technology Contribution Agreement, dated January 14, 2005, between Encore Clean Energy, Inc., Robert D. Hunt and World, Wind and Water Energy LLC.(4)
10.9	Convertible Note Agreement dated January 14, 2005 between Encore Clean Energy, Inc. and Robert Hunt.(5)
10.10	Web Coverage and Advertising Services Agreement dated effective as of April 18th , 2005 between Encore Clean Energy, Inc. and Free-Market News Network, Corp.(6)
10.11	Consulting Agreement dated September 1, 2005 between Encore Clean Energy, Inc. and McCreath Communications.(6)
10.12	Consulting Agreement dated September 1, 2005 between Encore Clean Energy, Inc. and tinePublic Inc.(6)
10.13	Letter Agreement dated July 5, 2005 between Encore Clean Energy, Inc. and Robert D. Hunt.(6)
10.14	Convertible Note Agreement dated July 5, 2005 between Encore Clean Energy, Inc. and Robert D. Hunt.(6)
10.15	Consulting Agreement dated July 15, 2005 between Encore Clean Energy, Inc. and C&H Capital, Inc.(6)
10.16	Letter Agreement dated August 5, 2005 between Encore Clean Energy, Inc. and ThermoSource, Inc.(6)
10.17	Development and License Agreement dated effective September 6, 2005 between Encore Clean Energy, Inc. and ISE Corporation.(7)
14.1	Code of Ethics.(1)
21.1	List of Subsidiaries.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to our Annual Report on Form 10-KSB, filed with the SEC on May 17, 2004.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 1, 2003.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 15, 2003.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 19, 2005.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 18, 2005.
(6)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on September 7, 2005.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 15, 2005.

(b)	Current Reports On Form 8-K.

We have filed the following reports on Form 8-K since the end of our fiscal quarter ended June 30, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

August 5, 2005	August 8, 2005	Disclosing dismissal of KPMG LLP as principal independent accountant and appointment of Dohan and Company, PA as principal independent accountant

August 29, 2005	September 6, 2005	Disclosing the entry into an agreement with Larry Shultz dated August 29, 2005.

September 9, 2005	September 15, 2005	Disclosing the entry into an agreement dated effective September 6, 2005 with ISE Corporation.

October 24, 2005	October 25, 2005	Disclosing the completion of the merger between Encore Clean Energy, Inc., a Delaware corporation, and Encore Clean Energy, Inc., a Nevada corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CLEAN ENERGY, INC.

Date: December 15, 2005	By:	/s/ Daniel Hunter

	Title:	Daniel Hunter
Chief Executive Officer and
Chief Financial Officer